Form 10QSB
period 1996-03-31
OLYMPIC ENTERTAINMENT GROUP INC /NV/
filed 1996-05-17
CIK 934646

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                Commission file number
     March 31, 1996                                         33-87714
- ---------------------                                ----------------------


                        OLYMPIC ENTERTAINMENT GROUP, INC.
             (Exact name of registrant as specified in its charter)

          Nevada                                             88-0271810
- ----------------------------                             ---------------------
(State of other jurisdiction                                (IRS Employer
    of incorporation)                                    Identification Number)


2001 E. Flamingo Road, Las Vegas, Nevada                                  89119
- --------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number:  (702) 369-2588
                                --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         (1) Yes  X    No                                     (2) Yes  X    No
                -----    -----                                       -----

As of March 31, 1996 there were 1,978,500 shares of common stock outstanding.

Transitional Small Business Disclosure Format.  Yes       No  X

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                        =================================

                                      INDEX



Part I.           Item 1.           Financial Statements          Page No.
- -------           -------           --------------------          --------

                  Balance Sheet - at March 31, 1996                  3

                  Statements of Operations - for the
                    three months ended March 31, 1996,
                    and March 31, 1995                               5

                  Statements of Cash Flows - for the
                    three months ended March 31, 1996
                    and March 31, 1995                               6

                  Notes to Financial Statemen                        7

                  Item 2.

                  Management's Discussion and
                    Analysis of Financial Condition and Results
                    of Operations                                    9


Part II.          Other Information

                   Items 1 through 5                                10

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                                  Balance Sheet
                                 March 31, 1996
                                   (unaudited)

              Assets
              ------

Current Assets:
 Cash                                               $   16,420
 Prepaid expenses                                       25,862
                                                    ----------
   Total current assets                                 42,282

Property and Equipment, net                             13,821

Other Assets:
 Program library                                       361,303
 Deposits and other assets                              13,492
                                                    ----------
    Total assets                                    $  430,898
                                                    ==========







                             See accompanying notes

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                                  Balance Sheet
                                 March 31, 1996
                                   (unaudited)
                                   (Continued)

   Liabilities and Stockholders' Equity
   ------------------------------------

Current Liabilities:
  Notes payable                                  $    20,000
  Accounts payable                                    63,998
  Accrued expenses                                    99,299
  Deferred revenue                                   702,505
  Amounts due stockholders                            79,298
                                                 -----------
    Total current liabilities                        965,100

Redeemable preferred stock:
  Preferred stock, 10% cumulative
    convertible, $.01 par value, 650,000
    shares authorized, 106,500 shares
    issued and outstanding, liquidating
    preference $1 per share                          213,000

Stockholders' equity:
  Preferred stock; $.01 par value,
    5,000,000 total shares authorized:
    Preferred stock, 7% cumulative
         convertible,  $.01 par value,
         32,500 shares authorized, issued
         and outstanding, liquidating
         preference $10 per share                    325,000
    Preferred stock, convertible, $.001 par
         value, 40,000 shares authorized,
         32,800 shares issued and outstanding,
         liquidating preference $3 per share
         (Series C)                                   65,600
    Preferred stock, convertible, $.001 par
         value, 98,000 shares authorized, issued
         and outstanding liquidating preference
         $3 per share (Series D)                     196,000
  Common stock, $.01 par value,
    20,000,000 shares authorized,
    1,978,500 shares issued and outstanding           19,785
  Paid in capital                                  1,858,853
  Common stock subscriptions                               -
  Accumulated deficit                             (3,212,440)
                                                 -----------
 Total stockholders' equity                         (747,202)
                                                 -----------
Total liabilities and stockholders' equity       $   430,898
                                                 ===========

                             See accompanying notes

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                            Statements of Operations
                           For the three months ended
                             March 31, 1996 and 1995
                                   (Unaudited)


                                            1996                    1995
                                        -----------             -----------
Revenues:
  Net sales                             $   286,966             $    87,109
                                        -----------             -----------

         Total revenues                     286,966                  87,109

Amortization of
   program costs                             31,832                       -
Selling, general and
   administrative expenses                  285,634                 217,670
                                        -----------             -----------
Total expenses                             (317,466)               (217,670)
                                        -----------             -----------

Loss from operations                        (30,500)               (130,561)

Other income and expense:
  Interest income                                 -                     548
Interest expense                            (11,263)                   (500)
                                        -----------             -----------

Net loss                                $   (41,763)            $  (130,513)
                                        ===========             ===========


Net loss per share:                     $      (.02)            $      (.07)
                                        ===========             ===========

Weighted average shares                   1,978,500               1,861,353
                                        ===========             ===========


                             See accompanying notes

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                            Statements of Cash Flows
               For the three months ended March 31, 1996 and 1995
                                   (Unaudited)

                                                 1996            1995
                                              ----------     -----------

Operating activities:                        $  (78,046)      $   3,318

Investing activities:
Investment in film library                      (23,652)              -
Purchase of fixed assets                           (523)           (608)
                                             ----------      ----------
Net cash provided by (used
  in) investing activities                      (24,175)           (608)

Financing activities:
(Increase) decrease in
  deferred offering costs                             -          (4,337)
                                             ----------      ----------
Net cash provided by (used in)
 financing activities                                 -          (4,337)
                                             ----------      ----------

Net increase (decrease) in cash
 and cash equivalents                          (102,221)         (1,627)

Beginning cash                                  118,641         117,622
                                             ----------      ----------

Ending cash                                 $   16,420        $ 115,995
                                            ==========       ==========






                             See accompanying notes

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                          Notes to Financial Statements
                                 March 31, 1996


1. Summary of significant accounting policies
   ------------------------------------------

     Basis of presentation
     ---------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Item 310 of Regulation SB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

     License fees and related costs
     ------------------------------

     The Company recognizes license fee income and amortizes the related direct costs, such as sales commissions, and affiliate tape stock, over the period of the related licenses which in all of the Company's existing license agreements is one year.

     Net loss per share
     ------------------

     The net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. Common stock equivalents are excluded from the computation as their effect would be anti-dilutive.

     Program costs
     -------------

     Program costs, rights fees, and other costs associated with the production and acquisition of the Company's entertainment product are amortized, based upon the individual program forecast method in accordance with Statement of Financial Accounting Standard #53. This method amortizes such costs in the same ratio that current revenues bear to total estimated gross revenues. Estimated revenues are management's best estimate of a product's overall financial performance. Such amortization commences when the product is first placed into distribution.

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                          Notes to Financial Statements
                                 March 31, 1996

2.   Stockholders' equity
     --------------------

     During December, 1994 the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission to register the following:

     a) 325,000 common shares to be issued upon the conversion of the 7% convertible preferred stock;

     b) 106,500 common shares underlying the conversion privilege of the 106,500 shares of 10% convertible preferred stock currently outstanding;

     c) 423,386 common shares currently held by certain shareholders of the Company; and


     d) 4,000,000 common stock purchase warrants and the underlying common stock to be distributed to the shareholders of the Company as of August 31, 1994.

          The 4,000,000 common stock purchase warrants are exercisable into one common share at a purchase price of $2 per share for a period of 18 months from issue and shall be redeemable by the Company at $.01 per warrant.


3.  Notes payable and long-term debt
    --------------------------------

     During 1991, the Company borrowed $250,000 from an individual with interest payable at 10% per annum due during September, 1992. On September 30, 1992 this note along with $38,500 in accrued interest were converted into a convertible debenture bearing interest at 10% per annum due on December 31, 1993. The holder of the debenture had the right to convert the debenture into common stock of the Company at the rate of one share of common stock for each one dollar due on the debenture. During March, 1994, the holder of the debenture agreed to convert the debenture and $36,500 of interest into 32,500 shares of the Company's 7% convertible preferred stock. In addition, during 1993, this individual advanced the Company an additional $10,000 bearing interest at 10% and due on demand.

     During March, 1993, the Company borrowed $10,000 from an individual pursuant to a debenture bearing interest at 10% per annum due on demand. The holder of the debenture has the right to convert the debenture into common stock of the Company at the rate of one share of common stock for each one dollar due on the debenture.

Item 2   Management's discussion and analysis
- ------   ------------------------------------

GENERAL

     The Company was incorporated on May 21, 1987, in the State of Nevada. The Company is in the business of acquiring, licensing and distributing non-violent educational, informational and special interest television programming for children. The Company does business as the "Children's Cable Network" ("CCN"). The Children's Cable Network is comprised of individuals, known as Broadcast affiliates, who license the Company's programs to air in the various cable markets throughout the United States. The Company commenced the sale of broadcast licenses to such affiliates during 1995.

     At the end of the 1st quarter, the Company had five affiliates up and running including the territories of Tampa, FL, Greeley, CO, Columbus, OH, Staten Island, NY, Wayne, NJ in addition to the Company operated territories of Las Vegas, NV and Burbank, CA. In addition, the Company is scheduled to go on the air in three additional territories in the second quarter including new broadcast affiliates in San Francisco, CA, South Ventura County, CA, and East San Fernando Valley, CA.


COMPARISON OF CURRENT QUARTER TO PRIOR YEAR

     Revenues are up 230% versus the prior year due to a full quarter of activity in 1996 versus 1995 when the Company had commenced the sale of broadcast licenses during that quarter. In addition, the Company's sales are grew significantly as the Company became better established in the market place. Expenses are up 30% because of the increased activity generated by the additional sales. Program costs amortization did not occur in 1995 as the Company had not yet released any of the Company's television product to its broadcast affiliates. Interest is up significantly due to the addition of the preferred stock during the later part of 1995 which was not present at March 31, 1995.

PART II           Other Information.
- -------           ------------------


Item 1.           Legal Proceedings.
- ------            ------------------
                  None

Item 2.           Changes in Securities.
- -------           ----------------------
                  None

Item 3.           Defaults Upon Senior Securities.
- -------           --------------------------------
                  Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders.
- -------           ----------------------------------------------------
                  Not applicable

Item 5.           Other Information.
- -------           ------------------
                  Not applicable





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            OLYMPIC ENTERTAINMENT GROUP, INC.
                                            ------------------------------------
                                                       (Registrant)


                                             By:  /s/  David W. Henson
                                            ------------------------------------
                                                 David W. Henson, CFO

Date: May 15, 1996