Form 10QSB
period 1996-06-30
OLYMPIC ENTERTAINMENT GROUP INC /NV/
filed 1996-08-14
CIK 934646

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                   Commission file number
     June 30, 1996                                             33-87714
- ----------------------                                  -----------------------

                        OLYMPIC ENTERTAINMENT GROUP, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Nevada                                             88-0271810
- ----------------------------                             ---------------------
(State of other jurisdiction                                (IRS Employer
    of incorporation)                                    Identification Number)


2001 E. Flamingo Road, Las Vegas, Nevada                              89119
- -------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number:  (702) 369-2588

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         (1) Yes  X    No                                     (2) Yes  X    No
                -----    -----                                       -----

As of June 30, 1996 there were 2,812,181 shares of common stock outstanding.

Transitional Small Business Disclosure Format.  Yes       No   X
                                                    -----    -----

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                        =================================

                                      INDEX


Part I.           Item 1.           Financial Statements         Page No.
- -------           -------           --------------------         --------

                  Balance Sheet - at June 30, 1996                   3

                  Statements of Operations - for the
                    three months ended June 30, 1996,
                    and June 30, 1995                                5

                  Statements of Operations - for the
                    six months ended June 30, 1996,
                    and June 30, 1995                                6

                  Statements of Cash Flows - for the
                    six months ended June 30, 1996
                    and June 30, 1995                                7

                  Notes to Financial Statements                      8

                  Item 2.
                  -------

                  Management's Discussion and
                    Analysis of Financial Condition and Results
                    of Operations                                   10


Part II.          Other Information
- --------          -----------------

                  Items 1 through 5                                 11

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                                  Balance Sheet
                                  June 30, 1996
                                   (unaudited)

              Assets
              ------

Current Assets:
 Cash                                                    $  368,982
 Prepaid expenses                                            43,929
                                                         ----------
   Total current assets                                     412,911

Property and Equipment, net                                  15,266

Other Assets:
 Program library                                            450,842
 Deposits and other assets                                   13,491
         Total assets                                    $  892,510
                                                         ==========







                             See accompanying notes

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                                  Balance Sheet
                                  June 30, 1996
                                   (unaudited)
                                   (Continued)

   Liabilities and Stockholders' Equity

Current Liabilities:
  Notes payable                                          $    10,000
  Accounts payable                                             5,938
  Accrued expenses                                            64,549
  Deferred revenue                                           644,155
  Current portion of long term debt                           24,000
  Amounts due stockholders                                    59,298
                                                         -----------
    Total current liabilities                                807,940

Long term debt                                                54,000

Redeemable preferred stock:
  Preferred stock, 10% cumulative
    convertible, $.01 par value, 650,000
    shares authorized, 106,500 shares
    issued and outstanding, liquidating
    preference $1 per share                                  213,000

Stockholders' equity:
    Preferred stock,  convertible,  $.001 par value,
      40,000 shares  authorized, 32,800 shares  issued
      and  outstanding,  liquidating  preference
      $3 per share (Series C)                                  65,600
    Preferred stock, convertible, $.001 par
      value, 98,000 shares authorized, issued
      and outstanding liquidating preference
      $3 per share (Series D)                                 196,000
  Common stock, $.01 par value,
    20,000,000 shares authorized,
    2,812,181 shares issued and outstanding                    28,122
  Paid in capital                                           3,039,986
  Accumulated deficit                                      (3,512,138)
                                                            ---------
 Total stockholders' equity                                  (182,430)
                                                            ---------

Total liabilities and stockholders' equity                 $  892,510
                                                           ==========







                             See accompanying notes

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                            Statements of Operations
                           For the three months ended
                             June 30, 1996 and 1995
                                   (Unaudited)

                                         1996                          1995
                                      -----------                  -----------
Revenues:
  Net sales                           $   309,896                  $   121,404
  Gain on sale
         of securities                          -                       15,862
                                      -----------                  -----------

         Total revenues                   309,896                      137,266

Amortization of
   program costs                           32,570                        5,497
Selling, general and
   administrative expenses                576,745                      181,925

Total expenses                           (609,315)                    (187,422)
                                       -----------                  -----------

Loss from operations                     (299,419)                     (50,156)

Other income and expense:
  Interest expense                           (250)                        (983)
                                      -----------                   -----------

Net loss                              $  (299,669)                 $   (51,139)
                                      ===========                  ===========


Net loss per share:                   $      (.13)                 $      (.03)
                                      ===========                  ===========

Weighted average shares                 2,392,514                    1,978,500



                             See accompanying notes

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                            Statements of Operations
                            For the six months ended
                             June 30, 1996 and 1995
                                   (Unaudited)

                                         1996                          1995
                                      -----------                  -----------
Revenues:
  Net sales                           $   596,783                  $   208,513
  Gain on sale
         of securities                          -                       15,862
                                      -----------                  -----------

         Total revenues                   596,783                      224,375

Amortization of
   program costs                           64,402                        5,497
Selling, general and
   administrative expenses                862,330                      399,796

Total expenses                           (926,732)                    (405,293)
                                      -----------                  -----------

Loss from operations                     (329,949)                    (180,918)

Other income and expense:
  Interest income                               -                          548
  Interest expense                        (11,513)                      (1,296)
                                      -----------                  -----------

Net loss                              $  (341,462)                 $  (181,664)
                                      ===========                  ===========


Net loss per share:                   $      (.16)                 $      (.09)
                                      ===========                  ===========

Weighted average shares                 2,185,507                    1,978,500



                             See accompanying notes

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                            Statements of Cash Flows
                 For the six months ended June 30, 1996 and 1995
                                   (Unaudited)

                                                  1996               1995
                                              ----------          ----------

Operating activities:                        $ (499,023)           $(157,757)

Investing activities:
Investment in film library                     (113,191)                   -
Sale of investments                                   -               66,477
Purchase of property &
  equipment                                      (3,068)              (5,774)
                                             ----------            ---------
Net cash provided by (used
  in) investing activities                     (116,259)             (60,703)

Financing activities:
Proceeds from sale of
  common stock                                  864,470                    -
(Increase) decrease in
  deferred offering costs                             -               (5,196)
Net cash provided by (used in)
 financing activities                           864,470               (5,196)
                                              ----------            ---------

Net increase (decrease) in cash
 and cash equivalents                           249,188             (102,251)

Beginning cash                                  118,641              117,622
                                             ----------            ---------

Ending cash                                  $  367,829            $  15,371
                                             ==========            =========


Supplemental information:

Non-cash financing activities:

   Conversion of Series A
     preferred stock to common               $  325,000                    -

   Note payable issued for
     services                                    78,000                    -







                             See accompanying notes

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                          Notes to Financial Statements
                                  June 30, 1996

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

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                          Notes to Financial Statements
                                  June 30, 1996

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


3.  Notes payable and long-term debt
    --------------------------------

     During 1991, the Company borrowed $250,000 from an individual with interest payable at 10% per annum due during September, 1992. On September 30, 1992 this note along with $38,500 in accrued interest were converted into a convertible debenture bearing interest at 10% per annum due on December 31, 1993. The holder of the debenture had the right to convert the debenture into common stock of the Company at the rate of one share of common stock for each one dollar due on the debenture. During March, 1994, the holder of the debenture agreed to convert the debenture and $36,500 of interest into 32,500 shares of the Company's 7% convertible preferred stock. In addition, during 1993, this individual advanced the Company an additional $10,000 bearing interest at 10% and due on demand. In settlement of pending litigation, during May of 1996, the $10,000 was repaid, $32,500 in cash dividends were paid on the preferred stock, and the stock was converted into 325,000 shares of the Company's common stock. In addition, the Company agreed to compensate the holder of these shares for past services to the Company totalling $80,000, payable in forty monthly installments of $2,000 with no interest.

Item 2  Management's discussion and analysis
- ------  ------------------------------------


GENERAL

     The Company was incorporated on May 21, 1987, in the State of Nevada. The Company is in the business of acquiring, licensing and distributing non-violent educational, informational and special interest television programming for children. The Company does business as the "Children's Cable Network" ("CCN"). The Children's Cable Network is comprised of individuals, known as Cable System Affiliates, who license the Company's programs to air in the various cable markets throughout the United States. The Company commenced the sale of program licenses to such affiliates during 1995.

     At the end of the 2nd quarter, the Company had five affiliates up and running including the territories of Tampa, FL, Greeley, CO, New York City, Chicago, Fairfax, VA, and Cincinnati in addition to the Company operated territories of Las Vegas, NV and Burbank, CA. The Company is scheduled to go on the air in nine additional territories in the near future including new Cable System Affiliates in San Francisco, South Ventura County, CA, and San Fernando Valley, CA, Miami, Salt Lake City, Houston, Orange County, CA and the Puget Sound area.


COMPARISON OF CURRENT QUARTER TO PRIOR YEAR

     Revenues are up 146% versus the prior year due to the fact that the Company is now better established and has more broadcast affiliates than in the previous year. Expenses are up 211% because of the increased activity generated by the additional sales, and because of settlement and related costs of the Herklotz litigation. The settlement and related costs totalled approximately $140,000 representing approximately 36% of the increase in operating expenses. Program costs amortization was up 490% in the quarter due to the fact that revenues were not significant in 1995.

PART II  Other Information.
         ------------------


Item 1.  Legal Proceedings.
- -------  ------------------


         John Herklotz v. Olympic Entertainment Group, Inc., et. al. Los Angeles Superior Court Case No. BC 127498

     During May, 1995 the individual holding the 7% cumulative convertible, $.01 par value preferred stock filed suit against the Company and its officers seeking recovery of his $325,000 investment plus interest of $32,000 and additional damages of at least $682,000. The Company is vigorously opposing any claims made by this individual.

     On May 3, 1996, this matter was settled out of court. In connection with the settlement, the Company delivered a cash payment to Mr. Herklotz representing $35,000 in interest and $10,000 representing the principal on a separate note. In addition, the Company agreed to pay Mr. Herklotz for past services in the amount of $2,000 per month for 40 months commencing in June of 1996. In connection with the settlement, Mr. Herklotz' Series A preferred stock was converted to 325,000 shares of the Company's common stock.

     Other matters

     The Company is currently involved in three other lawsuits with telemarketing Companies who breached their contracts with Company. The Company is fighting these suits vigorously and believes that the Company will prevail in these matters.


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

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        OLYMPIC ENTERTAINMENT GROUP, INC.
                                        ---------------------------------
                                                 (Registrant)


                                        By:  David W. Henson
                                             ---------------
                                             David W. Henson, CFO

Date: July 23, 1996
- -----