Form 10QSB
period 1996-09-30
OLYMPIC ENTERTAINMENT GROUP INC /NV/
filed 1996-10-31
CIK 934646

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarter ended                               Commission file number
     September 30, 1996                                        33-87714
    ---------------------                               ---------------------

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

          Nevada                                           88-0271810
----------------------------                          ----------------------
(State of other jurisdiction                              (IRS Employer
    of incorporation)                                 Identification Number)


2755 E. Desert Inn Road, Suite 200   Las Vegas, Nevada               89121
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number:  (702) 369-2588

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         (1) Yes  X    No                        (2) Yes  X    No
                -----    -----                          -----     -----

As  of  September  30,  1996  there  were  2,862,181   shares  of  common  stock
outstanding.

Transitional Small Business Disclosure Format.  Yes       No   X
                                                    -----    -----

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                        =================================

                                      INDEX


                                                                  Page No.
                                                                  --------
Part I.           Item 1.           Financial Statements
-------           -------           --------------------

                  Balance Sheet - at September 30, 1996               3

                  Statements of Operations - for the
                    three months ended September 30, 1996,
                    and September 30, 1995                            5

                  Statements of Operations - for the
                    nine months ended September 30, 1996,
                    and September 30, 1995                            6

                  Statements of Cash Flows - for the
                    nine months ended September 30, 1996
                    and September 30, 1995                            7

                  Notes to Financial Statements                       8

                  Item 2.

                  Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations                        10


Part II.          Other Information

                  Items 1 through 5                                  12

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                                  Balance Sheet
                               September 30, 1996
                                   (unaudited)

              Assets
              ------

Current Assets:
 Cash                                              $  231,057
 Prepaid expenses                                      40,740
                                                   ----------
   Total current assets                               271,797

Property and Equipment, net                            73,693

Other Assets:
 Program library                                      487,250
 Deposits and other assets                             18,898
                                                   ----------
         Total assets                              $  851,638
                                                   ==========







                             See accompanying notes

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                                  Balance Sheet
                               September 30, 1996
                                   (unaudited)
                                   (Continued)

   Liabilities and Stockholders' Equity
   ------------------------------------

Current Liabilities:
  Notes payable                                   $    10,000
  Accounts payable                                      3,304
  Accrued expenses                                     64,549
  Deferred revenue                                    739,605
  Current portion of long term debt                    24,000
  Amounts due stockholders                              4,298
                                                  -----------
    Total current liabilities                         845,756

Long term debt                                         48,000

Redeemable preferred stock:
  Preferred stock, 10% cumulative
    convertible, $.01 par value, 650,000
    shares authorized, 106,500 shares
    issued and outstanding, liquidating
    preference $1 per share                           213,000

Stockholders' equity:
    Preferred stock,  convertible,  $.001
      par value,  40,000 shares  authorized,
         32,800 shares  issued and  outstanding,
         liquidating  preference $3 per
         share (Series C)                              65,600
    Preferred stock, convertible, $.001 par
         value, 98,000 shares authorized, issued
         and outstanding liquidating preference
         $3 per share (Series D)                      196,000
  Common stock, $.01 par value,
    20,000,000 shares authorized,
    2,862,181 shares issued and outstanding            28,622
  Paid in capital                                   3,088,803
  Accumulated deficit                              (3,634,143)
                                                  -----------
 Total stockholders' equity                          (255,118)
                                                  -----------
Total liabilities and stockholders' equity        $   851,638
                                                  ===========




                             See accompanying notes

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                            Statements of Operations
                           For the three months ended
                           September 30, 1996 and 1995
                                   (Unaudited)

                                               1996               1995
                                           -----------         -----------
Revenues:
  Net sales                                    305,829         $   159,768
                                           -----------         -----------

         Total revenues                        305,829             159,768

Amortization of
   program costs                                41,133               5,885
Selling, general and
   administrative expenses                     387,826             170,103

Total expenses                                (428,959)           (175,988)
                                           -----------         -----------

Loss from operations                          (123,130)            (16,220)

Other income and expense:
  Interest expense                              (5,575)               (913)
                                           -----------         -----------

Net loss                                   $  (128,705)        $   (17,133)
                                           ===========         ===========


Net loss per share:                        $      (.05)        $      (.01)
                                           ===========         ===========

Weighted average shares                      2,849,138           1,978,500
                                           ===========         ===========


                             See accompanying notes

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                            Statements of Operations
                            For the nine months ended
                           September 30, 1996 and 1995
                                   (Unaudited)

                                              1996                 1995
                                           -----------         -----------
Revenues:
  Net sales                                $   902,611         $   368,282
  Gain on sale
         of securities                               -              15,862
                                           -----------         -----------

         Total revenues                        902,611             384,144

Amortization of
   program costs                               105,535              13,573
Selling, general and
   administrative expenses                   1,243,454             567,707

Total expenses                              (1,348,989)           (581,280)
                                           -----------         -----------

Loss from operations                          (446,378)           (197,136)

Other income and expense:
  Interest income                                    -                 548
  Interest expense                             (17,088)             (2,209)
                                           -----------         -----------

Net loss                                   $  (463,466)        $  (198,797)
                                           ===========         ===========


Net loss per share:                        $      (.19)        $      (.09)
                                           ===========         ===========

Weighted average shares                      2,417,154           1,978,500



                             See accompanying notes

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                            Statements of Cash Flows
              For the nine months ended September 30, 1996 and 1995
                                   (Unaudited)

                                                 1996             1995
                                              ----------       ----------

Operating activities:                         $ (487,058)      $  82,680

Investing activities:
Investment in film library                      (149,599)       (262,119)
Sale of investments                                    -          66,477
Purchase of property &
  equipment                                      (63,714)         (5,774)
                                              ----------       ---------
Net cash provided by (used
  in) investing activities                      (213,313)       (201,416)

Financing activities:
Proceeds from sale of
  common stock                                   913,787               -
(Increase) decrease in
  deferred offering costs                              -           (8,486)
Repayment of notes payable
  and long term debt                             (16,000)               -
Increase (decrease) in
  related party payables                         (75,000)           9,600
Net cash provided by
 financing activities                            822,787            1,114
                                              ----------       ----------

Net increase (decrease) in cash
 and cash equivalents                            112,416         (117,622)

Beginning cash                                   118,641          117,622
                                              ----------       ----------

Ending cash                                   $  231,057       $        -
                                              ==========       ==========

Supplemental information:

Non-cash financing activities:

   Conversion of Series A
     preferred stock
         to common                           $  325,000                 -

   Note payable issued for
     services                                    78,000                 -



                             See accompanying notes

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                          Notes to Financial Statements
                               September 30, 1996

1.       Summary of significant accounting policies
         -------------------------------------------
                  Basis of presentation
                  ---------------------

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

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                          Notes to Financial Statements
                               September 30, 1996

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

Item 2            Management's discussion and analysis
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

                  At the end of the 3rd quarter, the Company had seven affiliates on the air including the territories of Denver, Beverly Hills/Hollywood, Orange County, CA, San Fernando Valley, Tampa, Greeley, CO, and Simi Valley, CA in addition to the Company operated territories of Las Vegas, NV and Burbank/Glendale, CA. The Company is scheduled to go on the air in seven additional territories in the fourth quarter including new Cable System Affiliates in San Jose, Oakland, San Francisco, Sacramento, Anaheim, San Diego and Carlsbad. The Company's affiliates on the air are currently bringing the Company's product to 1,768,000 cable subscribers with an additional 1,987,000 subscribers to be added to the Company's total available viewing audience when the above listed affiliates go on the air. By the end of the fourth quarter the Company is projected to have affiliates on the air serving approximately 3,756,000 cable subscribers.


COMPARISON OF CURRENT QUARTER TO PRIOR YEAR

                  Revenues are up 92% versus the same quarter in 1995 due to the fact that the Company is now better established and has more broadcast affiliates. In addition, the Company is now able to charge a higher license fee to Company affiliates than in the previous year. The fees charged during 1995 ranged from $10,000 to $40,100 per affiliate whereas in 1996 affiliate licenses are selling for as much as $100,000 in the large cable markets.

                  Selling, general and administrative expenses are up 127% because of the increased activity generated by the additional sales. Program costs amortization was up 600% in the quarter due to the fact that revenues were not significant in 1995. Interest expense is up in 1996 due to the accrual of dividends on the redeemable preferred stock.

COMPARISON OF CURRENT YEAR TO DATE VERSUS PRIOR YEAR TO DATE

                  Revenues are up 145% for the nine month period ended September 30, versus the prior year due to the factors mentioned above. Selling, general and administrative expenses are up 120% due the factors mentioned above as well as the settlement and related costs of the Herklotz litigation. The settlement and related costs totalled approximately $140,000 representing approximately 21% of the increase in operating expenses. Program cost amortization was up significantly due to the significant increase in affiliate license revenues.

PART II           Other Information.
                  ------------------

Item 1.           Legal Proceedings.
-------           ------------------


                  The Company is currently the plaintiff in three lawsuits with telemarketing Companies who breached their contracts with the Company. The Company is pursuing these suits vigorously and believes that the Olympic Entertainment Group will prevail in these matters.


Item 2.           Changes in Securities.
-------           ----------------------

                  None

Item 3.           Defaults Upon Senior Securities.
-------           --------------------------------

                  Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders.
-------           ----------------------------------------------------

                  Not applicable

Item 5.           Other Information.
-------           ------------------

                  Not applicable





                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        OLYMPIC ENTERTAINMENT GROUP, INC.
                                                        (Registrant)


                                         By:  Steve Henson
                                              ---------------------------------
                                              Steve Henson, CFO

Date: October 22, 1996