Form 10QSB/A
period 1996-09-30
OLYMPIC ENTERTAINMENT GROUP INC /NV/
filed 1996-11-13
CIK 934646

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB/A


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

As  of  September  30,  1996  there  were  2,933,681   shares  of  common  stock
outstanding.

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
                                                   ==========







                             See accompanying notes

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                                  Balance Sheet
                               September 30, 1996
                                   (unaudited)
                                   (Continued)

   Liabilities and Stockholders' Equity
   ------------------------------------

Current Liabilities:
  Notes payable                                   $    10,000
  Accounts payable                                      3,304
  Accrued expenses                                     64,549
  Deferred revenue                                    739,605
  Current portion of long term debt                    24,000
  Amounts due stockholders                              4,298
                                                  -----------
    Total current liabilities                         845,756

Long term debt                                         48,000

Redeemable preferred stock:
  Preferred stock, 10% cumulative
    convertible, $.01 par value, 650,000
    shares authorized, 101,500 shares
    issued and outstanding, liquidating
    preference $1 per share                           203,000

Stockholders' equity:
    Preferred stock,  convertible,  $.001
      par value,  40,000 shares  authorized,
         32,800 shares  issued and  outstanding,
         liquidating  preference $3 per
         share (Series C)                              65,600
    Preferred stock, convertible, $.001 par
         value, 98,000 shares authorized, issued
         and outstanding liquidating preference
         $3 per share (Series D)                      196,000
  Common stock, $.01 par value,
    20,000,000 shares authorized,
    2,933,681 shares issued and outstanding            29,337
  Paid in capital                                   3,098,088
  Accumulated deficit                              (3,634,143)
                                                  -----------
 Total stockholders' equity                          (255,118)
                                                  -----------
Total liabilities and stockholders' equity        $   851,638
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

                    At the end of the 3rd quarter, the Company had six affiliates on the air including the territories of Denver, Beverly Hills/Hollywood, Orange County, CA, San Fernando Valley, and Simi
         Valley, CA and Greeley, CO in addition to the Company operated territories of Las Vegas, NV and Burbank/Glendale, CA. The Company is scheduled to go on the air in seven additional territories in the fourth quarter including new Cable System Affiliates in San Jose, Oakland, San Francisco, Sacramento, Anaheim, San Diego and Carlsbad. The Company's affiliates on the air are currently bringing the Company's product to 1,563,000 cable subscribers with an additional 1,988,000 subscribers to be added to the Company's total available viewing audience when the above listed affiliates go on the air. By the end of the fourth quarter the Company is projected to have affiliates on the air serving approximately 3,551,000 cable subscribers.


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

Date: November 13, 1996