Form 10KSB
period 1996-12-31
OLYMPIC ENTERTAINMENT GROUP INC /NV/
filed 1997-03-24
CIK 934646

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission file #: 33-87714


                        OLYMPIC ENTERTAINMENT GROUP, INC.
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                      88-0271810
   ---------------------------                       ---------------------
  (State or other jurisdiction                          (IRS Employer
      of incorporation)                              Identification Number)

        2755 E. Desert Inn Road, Suite 200, Las Vegas, NV         89121
        ---------------------------------------------------------------
        (Address of principal executive offices)              (Zip Code)

Registrant's telephone number:  (702) 369-2588
                                --------------

Securities registered pursuant to Section 12(b) of the Act:

         Common Stock $0.01 Par Value                        NONE
         ----------------------------                 ----------------------
               (Title of Class)                       (Name of Each Exchange
                                                       on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                 --------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. (1) Yes X  No       (2) Yes X   No
                                          ---    ---          ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     X
             -----

At January 25, 1997 there were 2,938,681 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in rule 405) on that date was $1,309,801.

Documents incorporated by reference:
------------------------------------

Form S-8 dated July 26, 1996

                                     PART I

Item 1.  Business
-------  --------

     (a) General Development of Business
         -------------------------------

Olympic Entertainment Group, Inc. (the "Company") is a multimedia educational company and was incorporated on May 21, 1987 in the State of Nevada. The Company was originally formed to finance, produce co-produce and distribute motion pictures and television shows and pursued various opportunities through 1993, when the Company's management decided to focus upon the development of a cable television network for the distribution of children's nonviolent television programming. From 1993 through 1995 the Company developed this concept and in 1995, launched the Children's Cable Network. Management believes that the Company's growth plan and experience of senior management are likely to enhance shareholder value, long term growth and expansion.

     (b) Financial Information About Industry Segments
         ---------------------------------------------

The Company's activities are in one segment of the entertainment industry --the development of a children's cable television network.

     (c) Narrative Description of Business
         ---------------------------------

The Company has created a children's educational division called Children's Cable Network ("CCN" or the "Network"). The Company acquires, by purchase, and licenses educational programming for the Children's Cable Network; specializing in nonviolent, educational, informative and special interest preschool programming, children's classics programs and G-rated children's motion pictures.

All  reference  to the  Company  in the  following  discussion  of the  business
activities  of  the  Company  includes  its  children's   educational  division,
Children's Cable Network.

Children's Cable Network

CCN provides award-winning, nonviolent, educational, informative and special interest children's programming and in the process of providing this programming, creates business opportunities for individuals and syndication's looking to get into the cable television broadcasting business.

The network's primary market is the 11,100 FCC cable system licenses in the United States. The Company licenses its programming to Cable Affiliates to air on their local cable systems. The Cable Affiliates obtain revenue through the sale of commercial advertising time in the programs.

Federal Legislation

The Federal Communications Act of 1984 requires cable operators to provide channels for lease to the public in an attempt to enhance the diversity of program choices available to cable subscribers. Generally, such allocation of channels is referred to as "leased access." Section 612 of the Communications Act of 1984 established a federal scheme through channel leasing to assure access to cable systems by third parties unaffiliated with the cable operator. Under the amendments to Section 612, cable operators were also permitted to place programming from a qualified minority or educational programming source on up to 33 percent of the cable system's designated leased access channels.

Additionally, the Cable Act of 1992 mandated that every cable system with more than thirty-six channels and less than fifty-five activated channels must designate 10 percent of their capacity to leased access. Systems with greater than 55 activated channels must set aside 15 percent of their capacity to leased access. In addition, the Federal Communications Act of 1984 provides individuals and groups the opportunity to use the public, educational and government access channels offered by the cable companies. Systems with fewer than 36 activated channels are not required to make lease channel capacity available unless otherwise required to do so by terms of the franchise in effect on December 29, 1994. The Cable Television Act of 1992 renewed government supervision of the franchised cable television industry which was deregulated by the Cable Act of 1984. Both Acts are amendments to the Communications Act of 1934. The Cable Television Act of 1992 ("1992 Act") authorized the FCC to implement rate and service regulation for certain basic cable television services and to create regulations that will increase competition to franchised cable operators. On April 1, 1993, the FCC announced several features of the rules it planned to implement in connection with the 1992 Act. Most of the announced rules concerned rate regulation for franchised services as well as a temporary rate freeze and rollback. In order to promote competition with franchised cable operators, the FCC announced program access regulations as part of the Act. These provisions essentially allow competitive cable operators to purchase television programming at fair prices. Management believes that these provisions of the Act may result in lower operating costs for the Company, however, there can be no guarantee that revisions in said regulation will not materially affect the Company.

The cable television industry is subject to both regulatory restrictions implemented primarily by the Federal Communications Commission, ("FCC") and also legislation which affects communications/broadcast industries in general.

The Children's Television Act of 1990 established new requirements including that each broadcasting station must provide programs that serve the educational and informational needs of young viewers. Accordingly, broadcasters must limit the amount of advertising aired during children's programming and must provide programs that meet the educational and informational needs of children.


Cable Affiliates

The Company licenses its programming to Cable Affiliates who cablecast this programming on their local cable system through the purchase of time on a leased access channel. The Company obtains Cable Affiliates through business opportunity shows and seminars, direct mail and business opportunity advertisements in national publications and on the Internet. There are currently 11,100 FCC cable system licenses located coast to coast where potential cable affiliates can be licensed to cablecast the Company's programming. The Company licenses only one Cable Affiliate in each cable system market. The Company currently has active cable affiliates in approximately 20 markets across the United States.

Employees

The Company currently has eighteen employees with twelve of those in the corporate office in Las Vegas, Nevada and six in Burbank, California. None of the Company's employees are represented by a labor union.

Competition

The Company's business is very competitive. The Company is in competition with many cable companies none of which specialize in nonviolent, educational programming. Many competitors exist which have greater financial resources and/or more experience in the delivery of programming than the Company. The Company competes with all other broadcasters of children's programming. On cable television competitors include The Family Channel, The Learning Channel, PBS, Nickelodeon, and The Disney Channel. The Company intends to offer programming Monday through Friday, 6:00 AM to 12:00 Noon which is potentially more weekly air time of nonviolent, educational programming than all of the other competitors.

Programming

The programs consist of nonviolent, educational, informative and special interest programming which teach positive character development, morality, and introduction to numbers, letters and music. Each program is approximately 25 minutes in length, which leaves 5 minutes of time for the Cable Affiliate to sell commercial advertisements, sponsorships, and/or create and produce locally originated programming.

The Company, through its own research, has located nearly every award-winning children's series produced since 1950, many of which the Company plans to obtain through direct acquisition or licensing. The programming for children includes puppet shows, live action and animated characters, children's classic stories and music that is designed to teach children in a fun and entertaining way.


Library

The library of programs, many of which are award-winning, focus on educational value as well as character and morality development. To date, each series of programs is aimed at the 1 1/2 to 6 year old audience assisting them in their preparation for school. The Company owns outright or licenses under long term leases each of the following programs.

                          CCN's Library Of Programming

          The Shari Show
          26 1/2 hour episodes
          The Shari Show takes place in the TV station called Bearly Broadcasting where all of the positions are manned by puppets. Shari Lewis is the secretary to the station manager, Mr. Bearly. As they put on the full range of typical shows at Bearly Broadcasting, human interaction and value judgments are explored and revealed. More than an entertainment show for children of all ages, The Shari Show stimulates children's senses of curiosity and humor, which creates involvement... a basic measurement of the educational process. Shari Lewis and The Shari Show have won seven (7) Emmys, the Peabody award and numerous other prestigious awards for excellence. Programming on license.

          Bill Cosby's PicturePages
          80 1/2 hour episodes
          Bill Cosby's PicturePages, winner of a Golden Globe award and Gold Medalist of the International Film Festival of New York, helps children develop important skills like following directions, drawing, hand-eye coordination, clear thinking and numbers. PicturePages is the epitome of educating children with love and laughter. Bill Cosby's unique approach, which delights children and adults, is recommended by the National Education Association. Programming on license.

          Dusty's Treehouse
          260 1/2 hour episodes
          Dusty's Treehouse is a children's show designed for ages 2-6. The show uses both adult and children mixed with puppets. Winner of eight (8) Emmys and the coveted George Foster Peabody award, Dusty's Treehouse is very entertaining, while at the same time teaches children how to cope when someone was injured, what love is, to look both ways when crossing the street, never let strangers into the house and other social and practical skills for dealing with today's world. Owned by the Company.

          Achievements In African-American History
          10 1/2 hour programs
          Achievements in African-American History documents in a ten part series, the historical achievements of black women and men in the fields of literature and poetry, cinema, religion, medicine and science. This series features noted black personalities such as Abbey Lincoln, Roscoe Lee Browne, Brock Peters and Lou Gossett, Jr., who document through narration, dramatic scenes and readings, some of the important historical contributions made by African- Americans. Owned by the Company.

          The Chuck Jones Collection
          6 1/2 hour episodes
          The Chuck Jones Collection is comprised of beautifully animated stories/fairy tales written by such authors as Rudyard Kipling. Chuck Jones is one of the leading award winning animators of our time. As creator of such characters as Road Runner, Wile E. Coyote, Pepe Le Pew and co-creator of Bugs Bunny, Porky Pig and Daffy Duck, this series portrays the beauty, creativity and quality of its Academy Award winning creator. Programming on license.

          Hot Fudge
          75 1/2 hour episodes
          Hot Fudge is the recipient of two national honors, the Action for Children's Television Award for Outstanding Contribution to Mental Health Programming for children, and the San Francisco State College Excellence in Broadcasting Award. This nationally recognized program that combines live action and a delightful cast of puppets with lessons, music and fun. Join the Hot Fudge Gang as they learn about the complexities of relationships, friendship, self esteem, feelings, and cooperation, among many others, through song, live action skits, and game shows. Each energetic show follows a single theme with engaging dialogue And lively performances. Owned by the Company.

          KidStreet
          130 1/2 hour episodes
          This highly exciting game show for children is also family oriented. Three pairs of siblings, the red team, the blue team and the green team, vie for victory and prizes by guessing how one sibling will answer a set of questions. Points are awarded for correct answers and the team with the most points wins the chance to solve the final puzzle. The show motivates kids to learn problem solving skills and to better understand their sisters and brothers. Programming on license.

          Gigglesnort Hotel
          80 1/2 hour episodes
          The Gigglesnort Hotel brings kids worthwhile story lines filled with comedy, action and surprises. The Hotel has a very funny human desk clerk, B.J., presiding over a crew of puppets such as Hotel guests Mrs. Plumtree and the old Professor, Hotel Detective W.C. Cornfield, and the Janitor Dirty Dragon. Through the everyday running of the Hotel, concepts such as love, hope anger, and trust are presented in ways that are both thought-provoking and highly entertaining. The Gigglesnort Hotel garnered two (2) Chicago Emmys and the Iris award for program excellence from the National Association of Program Executives. Programming on license.

          Coming To Ametrica
          2 1/2 hour episodes
          Coming To Ametrica is a combination of live action and animation designed to teach children as well as adults the metric system of weights and measures. In this series, a spaceship kidnaps Admiral Gordon and six young people who have been chosen to teach America the metric system of measurements. While detained aloft in the spaceship the Admiral and his young crew learn everything there is to know about the metric system.

          The spaceship computer uses lively and entertaining animation to teach the skeptical Americans about liters, meters, and grams. They learn that the metric system is used worldwide, and that once understood, it is easier to use than gallons, yards and pounds. The series is fun, entertaining and most of all, highly educational. Owned by the Company.

          Metric Series
          38 15 minute episodes
          (approximately 600 minutes of animation)
          A series of animation programs designed to teach children, as well as adults, the metric system of weights and measures. The Metric Series features a mild mannered character named Newton Joule who, when conversion problems arise, turns into the superhero Metric Man to teach children about liters, meters and grams. They learn the metric system is used worldwide, and that once understood, it is easier to use then gallons, yards and pounds. The series is fun, entertaining and most of all, highly educational.

          Scott McGrout Inside Out
          1 30 minute special
          A highly informative and entertaining film on body awareness. This beautifully animated story introduces Scott McGrout who takes a fascinating journey through the human body. This film teaches the child how important each part of the body is and how each part works together to keep the body healthy and strong. Owned by the Company.

          Kerchoo - What Really Happens When You Catch A Cold
          1 10 minute film short
          In this imaginative film, Scott McGrout learns about the common cold.

          Experiencing cold spells and sneeze quakes, Scott and the viewer watch the body fight off Elvirus and her vacation companion, Common Cold. Owned by the Company.

          Rod Rocket
          135 5 minute episodes (675 minutes of animation)
          The exciting adventures of two astronauts in outer space in wonderful animation. Owned by the Company.



Item 2.  Properties
-------  ----------

The following table sets forth information regarding the Company's facilities:

    Location                    Size                    Function
    --------                    ----                    --------

Las Vegas, Nevada           4,468 sq. feet           Corporate offices
Burbank, California.        4,000 Sq. feet           Production facility

The Company leases the Burbank facility on a month to month basis and has a five year lease on the Las Vegas office.

Item 3  Legal Proceedings
------  -----------------

The Company is currently involved in the following legal matters:

The Company is plaintiff in Los Angeles Superior Court, Central District, civil action # BC145541, Olympic Entertainment Group, Inc. etc. v. Nationwide Media Investments, Inc. et al. A cross-complaint was filed by Nationwide against the Company. It was then stipulated by and between all parties that the matter would be submitted to binding arbitration. The Company has been informed that Nationwide is incapable of prosecuting the cross-complaint and both sides have agreed to mutual dismissals of the action, without prejudice. It is the opinion of counsel to the Company that it is extremely unlikely that the cross-complaint, even if prosecuted, would result in an unfavorable outcome to the Company.

The Company is plaintiff in Los Angeles Superior Court, Central District, civil action # BC144306, Olympic Entertainment Group, Inc. etc. v. Preferred Way Management, et al. No cross action was filed by any of the defendants against the Company in this action. It was stipulated by and between all parties that the matter would be submitted to binding arbitration to take place in Las Vegas, Nevada. Defendant's counsel has since been relieved as counsel of record by reason of his client's failure to pay legal fees. It is the plan of the Company to dismiss the action, without prejudice, due to its inability to collect any potential judgment against the insolvent defendants.

The Company is plaintiff in United States District Court, Central District, in civil action #CV 96 3287 JGD(JRx), Olympic Entertainment Group, Inc., etc. v. Scott Severson, et al. No cross action was filed by any of the defendants against the Company in this action. No answer is on file by the defendants. A motion was filed by the defendants to dismiss the action based on lack of personal jurisdiction. Jurisdiction has been established by the court over the corporate defendant but not against Scott Severson personally. The Company intends to vigorously pursue its claims for licensing fees owed in excess of $100,000 and for damages caused by Mr. Severson through tortuous interference with various contracts.

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1996.

                                     PART II

Item 5.  Market for Registrant's Common Equity & Related Stockholder Matters
-------  -------------------------------------------------------------------

     (a) Market Information

          (1) (i)     None

              (ii)    Not applicable

              (iii)   Fiscal Year End                    Fiscal Year End
                      December 31, 1996                  December 31, 1995
                      -----------------                  -----------------

                       High Bid   Low Bid                High Bid   Low Bid
   First Quarter        $3.38      $1.75                     -         -
   Second Quarter       $3.63      $1.75                     -         -
   Third Quarter        $2.38      $0.75                     -         -
   Fourth Quarter       $1.19      $0.50                     -         -

Source: The Company's stock was not traded in sufficient volume during 1995 to establish market prices.

                (iv)    Not applicable

                (v)     Not applicable

          (2)   (a)     Not applicable

          (b) Holders
              -------

             (1)      Title of Class              Number of Record Holders
                      --------------              ------------------------

                      Common Stock,               Approximately 145
                      $0.01 Par Value

             (2)      Not applicable


          (c) Dividends


             (1) There have never been any dividends declared by the Registrant.

             (2) Registrant's losses do not currently indicate the ability to pay cash dividends.




Item 6.  Selected Financial Data
-------  ------------------------

                                  1996                 1995                1994               1993                1992
                               -----------         -----------         -----------         ----------          ----------
Income statement data:

Revenues                       $ 2,518,253         $   358,932         $      --           $      --           $      --

Income (loss)
  from
  Operations                       378,090            (545,396)         (2,170,003)           (102,899)            (38,001)

Net interest
  expense                          (23,234)            (33,605)            (36,546)            (31,646)            (21,069)

Income (loss)
  before income
  taxes                            355,856         $  (579,001)        $(2,176,549         $  (134,545)        $   (59,070)

Income taxes                          --                  --                  --                  --                  --

Net income
  (loss)                       $   355,856         $  (579,001)        $(2,176,549)        $  (134,545)        $   (59,070)
                               ===========         ===========         ===========         ===========         ===========

Per share data:
Primary:

Net income
  (loss)                       $      0.14         $      (.30)        $     (1.92)        $      (.15)        $      (.07)
                               ===========         ===========         ===========         ===========         ===========
Weighted
  average shares
  outstanding                    2,626,390           1,915,038           1,132,125             900,000             900,000

Fully diluted:

Net income
  (loss)                       $      0.12         $      (.30)        $     (1.92)        $      (.15)        $      (.07)
                               ===========         ===========         ===========         ===========         ===========
Weighted
  average shares
  outstanding                    2,922,390           1,915,038           1,132,125             900,000             900,000

Balance sheet data:

Working capital
  (deficiency)                     162,296         $  (872,167)        $    10,305         $   465,138         $   (34,844)

Total assets                     1,368,723             545,152             260,354             245,760             212,867






Long-term debt                        --                  --                  --                  --                  --

Redeemable
  preferred
  stock                            203,000             213,000             213,000                --                  --


Total stockholders'
  equity
  (deficiency)                     782,004            (492,441)             86,560            (225,229)           (110,685)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------

The Company is a new emerging cable network that is unique in that it only distributes nonviolent children's television programming through local broadcast affiliates who utilize the leased access channels of their local cable company. The Company's fiscal year end is December 31. Unless otherwise noted, references to fiscal 1996, 1995 and 1994 relate to the fiscal years ended December 31, 1996, 1995 and 1994.

Overview

As a new cable network the Company faces two principal problems: (1) distribution of programming, and (2) audience acceptance of that programming. Audience acceptance is always difficult to predict. The Company is, however, licensing award-winning programming which has already earned consumer acceptance, and is being well received through the Company's current cable affiliates. Traditional methods of distribution for a cable company are difficult because transponder time on satellites (which are traditionally used for distribution of the cable signal) is very scarce, and even when available, very expensive. The channel space on many cable systems is also limited, prohibiting additional satellite feeds of new cable networks. The Company has adjusted to the uncertainties of the availability of delivery systems to reach the market place by utilizing the "leased access" rules provided by the Federal Communications Commission ("FCC") since 1984. Under these regulations, cable companies are required by law to provide leased access channels to third parties who request it. Thus the Company does not distribute its programs by satellite, but instead provides videotape programs to affiliates which are then aired by the purchase of leased access cable time by the Company's cable affiliates from local cable systems.

With 11,100 cable broadcast systems nation wide, the Company's potential market is enormous. At December 31, 1996, the Company had seven licensed affiliates on the air, including the territories of Denver, Colorado; Beverly Hills/Hollywood, California; Orange County, California; San Fernando Valley, and Simi Valley, California; San Diego Southeast in California; and Greeley, Colorado, in
addition  to  the  Company  operated   territories  of  Las  Vegas,  Nevada  and
Burbank/Glendale, California. The Company is scheduled to go on the air in fifteen additional territories in 1997, including new Cable System Affiliates in San Jose, California; Oakland, California; San Francisco, California; Sacramento, California; Anaheim, California; Salt Lake City, Utah; Puget Sound, Washington; Seattle, Washington; Tacoma, Washington; Portland, Oregon; Phoenix, Arizona; Bakersfield, California; Lancaster/Palmdale, California; San Gabriel Valley, California; and Carlsbad, California. The Company's affiliates on the air are currently bringing the Company's product to 2,234,000 cable subscribers with an additional 3,673,000 subscribers to be added to the Company's total available viewing audience when the above listed affiliates go on the air.

Results of Operations

The following table sets forth, for the fiscal years ended December 31, 1996, 1994, and 1993 certain items from the Company's Statement of Operations.

                                        1996              1995              1994
                                     -----------       -----------       -----------                                 ----
Revenues                             $ 2,518,253       $   358,392       $      --
Expenses                               2,140,163           903,788         2,140,003
                                     -----------       -----------       -----------

Income (loss)
         from operations                 378,090          (545,396)       (2,140,003)

Other income (expense)                   (22,234)          (33,605)          (36,546)
                                     -----------       -----------       -----------

Income before taxes                      355,856          (579,001)       (2,176,549)

Provision for income taxes                 --                --                --
                                     -----------       -----------       -----------

Net income (loss)                    $   355,856       $  (579,001)      $(2,176,549)
                                     ===========       ===========       ===========

Earnings per share
Primary:
  Weighted average
         common shares
         outstanding                   2,626,390         1,915,038         1,132,125
                                     ===========       ===========       ===========

  Income (Loss) per
         common share                $       .14       $      (.30)      $     (1.92)
                                     ===========       ===========       ===========

Full diluted:
Earnings per share
  Weighted average
         common shares
         outstanding                   2,922,390         1,915,038         1,132,125
                                     ===========       ===========       ===========

Income (Loss) per
         common share                $       .12       $      (.30)      $     (1.92)
                                     ===========       ===========       ===========

The Company's activities during the 1996 and 1995 consisted of developing the Company's products, licensing cable affiliates, and negotiating acquisitions of rights to various children's television programs, and the initial release of the Company.

Comparison of 1996 to 1995

Revenues in 1996 are up 584% versus 1995 due to the fact that the Company is now better established and has more cable affiliates. In addition, the Company is now able to charge a higher license fee to Company affiliates than in the previous year. The fees charged during 1995 ranged from $10,000 to $40,100 per affiliate based on the number of potential customers, whereas in 1996 affiliate licenses are selling for as much as $100,000 in the large cable markets. The Company recognizes revenue from network license agreements not related to specific programming over the term of the related agreements. Revenue from the sale of licenses for television program rights is recorded in accordance with SFAS #53, which provides for recognition of revenue at the beginning of the license period when specified conditions have been met. During 1996, the bulk of the Company's sales were attributable to the sale of television program rights to affiliates which increased the Company's 1996 recorded sales.

Selling, general and administrative expenses are up 146% from $903,788 to $2,140,163 because of the increased activity generated by the additional sales, including, but not limited to, the hiring of additional personnel. Interest expense is down in 1996 due to the partial repayment of debt in early 1996.

Comparison of 1995 to 1994

The Company's initial revenues were $358,592 in 1995 as opposed to the prior year when the Company had not commenced selling cable affiliates and had no revenue. Expenses decreased by $1,236,215, the net effect of an increase in cash operating expenses, and the absence of the significant non-cash expenses that had been incurred in 1994. Those 1994 transactions are summarized as follows:

          - The issue of 200,000 common shares valued at $2 per share for consulting services totaling $400,000.

          - The issue of 228,500 common shares valued at $2 per share to certain officers and directors. The aggregate value of these shares was $457,000.

          - The issue of 32,800 shares of its Series C preferred stock valued at $2 per share for consulting services of $65,600.

          - The issue of 98,000 shares of its Series D preferred stock valued at $2 per share to an officer and director in lieu of cash payment for services for the aggregate value of $196,000.

          - The Company charged off film rights of $200,793.

After giving effect to the non-cash expenses listed above, 1995 expenses increased $83,178 or approximately 10%. This increase was due to the increased activity due to the commencement of licensing activities.

Capital Resources & Sources of Liquidity

During 1996, the Company's working capital increased to $162,296 compared to a deficiency of $872,167 at December 31, 1995. This was primarily due to the significant increase in affiliate sales in 1996 in addition to approximately $913,000 in proceeds from various equity financings during 1996.

The Company's primary cash requirements are for operating expenses, primarily labor and general and administrative expenses, and for the acquisition of rights to additional television series. In 1996, the Company's primary source of cash was from revenues which accounted for approximately 67% of all cash brought in to the Company. The Company also brought in approximately 33% of its cash inflows from equity financing. Historically, the Company's primary source of cash have been through equity and long term debt financing.

In 1995, the Company's primary source of cash was from revenues as the revenue stream accounted for approximately 96% of all cash brought in to the Company.

In 1994, the Company raised approximately $600,000 and $145,000 respectively from the issuance of 500,000 shares of common and 106,500 shares of cumulative convertible redeemable preferred stock. The Company used the proceeds of these offerings to fund current operating requirements and to acquire the rights to television programming.

The Company has experienced a significant increase in sales volume and projects sufficient cash flows from the sale of existing products to fund current operations. In addition, the Company is pursuing numerous possible equity arrangements that could lead to significant cash infusions during 1997. In the event that these deals do not come to fruition, and the Company's sales were to take a downturn, the Company currently has no material commitments for capital expenditures and could easily scale back operations in the event that the Company's does not meet its cash flow projections.

The  Company  intends  to use the  proceeds  from  any  equity  infusion  to buy
additional   programming  and  to  expand  its  marketing  of  licenses  to  new affiliates.

The Company is a plaintiff in certain litigation arising from various disputes (see "Legal Proceedings"). The Company is charging legal costs from this litigation to operations as they are incurred. These costs totaled approximately $152,000 and $64,000 in 1996 and 1995 respectively. The Company believes that internally generated cash will be sufficient to satisfy any obligations in connection with any realistically adverse outcome that may result from such litigation.

New Accounting Standards

The Company  adopted  Statement  of Financial  Accounting  Standard No. 123 (FAS
123), Accounting for Stock-Based Compensation in 1996. Upon adoption of FAS 123, the Company measured compensation expense for its stock-based employee compensation plans using the fair value-based method prescribed by FAS 123 to measure compensation expense.

In 1996 Financial Accounting Standards No. 125 (FAS 125) Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities was issued. FAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company will adopt FAS 125 in 1997. Adoption of FAS 125 is not expected to have a material effect on the Company's consolidated financial position or operating results.

Related Party Transactions

During 1996, the Company purchased program rights for Kidstreet and Gigglesnort Hotel from an entity controlled by one of the Company's directors. The total acquisition price was $166,511 including $75,625 which is included in amounts due to stockholders at December 31, 1996.

In 1996 and 1995, the Company also received legal services from firms in which another of the Company's directors is a principal. Such services totaled $185,000 and $25,000 for 1996 and 1995 respectively of which $37,644 was payable at December 31, 1996.

The Company believes that such amounts represented the fair market value of comparable products and services that could have been obtained elsewhere under similar terms and circumstances.

Major customers

The Company made sales in excess of 10% of total revenues in 1996 and 1995 to major customers as follows:

Customer:               Sales/% of total           Receivable at 12/31/96

1996:
  Carousel Media
    Marketing              $1,550,000  62%                    $  320,000
  Capital Funding             269,840  11%                          -

1995:
  Worldwide
    Marketing                 211,584  59%                          -

In the event that sales to Carousel were to discontinue, management believes that there is sufficient demand for the Company's product that such revenues could be replaced from other sources.

Employment contract

On January 15, 1997, the Company entered into a five year employment agreement with its chief executive officer whereby the officer is to receive base compensation of $480,000 per year, and a bonus of $10,000 for each new affiliate added to the Company's cable television network.

The agreement also grants the executive options to purchase 800,000 shares of common stock at an exercise price of 80% of the fair value of the stock at the grant date. The options vest at a rate of 20% per year during the contract term. The agreement also provides for termination payments to the executive of all accrued but unpaid salary and bonus, the rights to vested stock options and a cash payment of $5,000,000 if termination (as defined in the contract) occurs during the first contract year. The cash payment after the first contract year is an amount equal to twice the remaining base salary that would be due during the remaining contract term. It is management's belief that this contract is representative of similar contracts in the industry and is necessary to secure the talents of Mr. Orsatti on a long term basis.

Item 8.  Financial Statements
-------  --------------------

The following financial statements are filed with this report as pages F-1 through F-15 following the signature page

                                                        Reference
                                                        ---------

         Report of independent public accountants          F-1
         Balance sheets                                    F-2
         Statements of operations                          F-4
         Statements of stockholders' equity                F-5
         Statements of cash flows                          F-6
         Notes to financial statements                     F-7



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
------------------------------------------------------------------------

     None

     There were no changes or disagreements with accountants on accounting and financial disclosures.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     The following table sets forth the name, age, and position held of each director and officer of Olympic Entertainment Group, Inc.:

Name                           Age              Position - Year
--------------------           ---              ---------------
Dominic Orsatti                65               Chief Executive Officer
                                                Chairman of the Board of
                                                Directors

Michael Marcovsky              52               President(1)
                                                Chief Operating Officer(1)
                                                Director

John Holt Smith                55               Corporate Secretary/
                                                Director

Steve Henson                   35               Treasurer and Chief Financial
                                                Officer

H.C. Hernandez                 65               Executive Vice President

Kathleen Hitt                  47               Vice President - Public Affairs

Jack Rhodes                    70               Director


Officers and Directors

Pursuant to the Bylaws, each Director shall serve until the annual meeting of the stockholders, or until his or her successor is elected and qualified. It is the intent of the Company to support the election of a majority of "outside" directors at such meeting. The Company's basic philosophy mandates the inclusion of directors who will be representative of management, employees and the minority shareholders of the Company. Directors may only be removed for "cause". The term of office of each officer of the Company is at the pleasure of the Company's Board.

BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS

Dominic Orsatti
Chairman of the Board, Chief Executive Officer and Founder, was formerly President of Orsatti Productions, Inc., a leading producer of educational films. Among Orsatti Productions credits were an NBC Children's Television Special, "All About Me", a musical television special, "Get Down", hosted by Milton Berle, more than 100 educational films and two educational children's record albums. Mr. Orsatti is the recipient of more than 18 major industry awards, including four gold and three silver medal awards by the New York International Film Festival and two Golden Babe awards awarded at the Chicagoland Film
Festival. Mr. Orsatti co-wrote and was executive producer of the first place Telly award-winning "Coming To Ametrica" in 1993. He is also a member of the Writer's Guild of America.

Michael E. Marcovsky
President, Chief Operating Officer and Director, is a pioneer in both the cable television and cellular communications industries. As Vice President of program operations with Warner Cable and QUBE, Mr. Marcovsky was responsible for the implementation of a number of programming concepts, which later developed into successful cable networks such as Nickelodeon, The Movie Channel and MTV. As Vice President of Pay-TV at Buena Vista Distribution, a division of Walt Disney Productions, Mr. Marcovsky laid the foundation for what would eventually be The Disney Channel. He also served as President of the STV Division of Golden West Broadcasters. As President and owner of Marnel Associates, Ltd., a multi-tiered Los Angeles-based telecommunications firm, he developed strategies for entry into new arenas of pay television, cable, and pay-per-view for such clientele as CBS, ABC, and Cox Cable.

John Holt Smith, Esq.
Corporate Secretary and Director, is a senior partner of Smith & Associates and was formerly a partner in the Fort Worth, Texas firm of McDonald, Sanders, Ginsburg, Phillips, Maddox & Newkirk. As a partner, he served as Vice President of the United States Trust Company of New York and in that capacity opened the Beverly Hills, California office of the company. Mr. Smith subsequently returned to the practice of law to ultimately head the securities department of the Los Angeles firm of Bushkin, Gaims, Gaines & Jonas. In that capacity, Mr. Smith represented clients including Johnny Carson, Kareem Abdul-Jabbar, Diane Keaton, Joan Rivers, Bill Cosby, David Letterman, Neil Simon and many NBC personalities. Mr. Smith is currently engaged in the private practice of law representing broker-dealers, individuals and entities raising capital as well as preparing private placements and subsequent public offerings. Mr. Smith is a two-time graduate of Vanderbilt University (B.A. 1963, LL.B. 1966) and a member of the State Bars in Texas and California.

Steve Henson
Steve Henson is a founding partner of Henson & Company, a Pasadena based CPA firm. Steve's firm specializes in providing auditing, accounting and tax services. Prior to founding the firm, Steve was with Arthur Young & Company as an audit manager. During Steve's five years at Arthur Young, Steve served clients ranging from start-up enterprises to billion dollar conglomerates. Steve was also a national seminar instructor and was responsible for audit education for a staff of over 600 professionals. Mr. Henson obtained a Bachelor of Science in Public Accounting in June, 1983 from the University of Southern California.

H.C. Hernandez
Executive Vice President, is a seasoned business executive in finance, marketing and sales with over 20 years experience in the entertainment industry. Mr. Hernandez is a former Vice President of Orsatti Productions, Inc. and formerly President of Educational Film Systems, Inc., a national distributor of educational materials, as well as a founder of the Motion Picture Development Fund, Ltd. Mr. Hernandez' solid experience and background is an asset for the Management team of Olympic Entertainment Group, Inc.

Kathleen Hitt
Vice President Public Affairs, brings with her 27 years experience in law enforcement, politics and public affairs. Ms. Hitt served as Administrative Aide first to powerful Sheriff, Ralph Lamb then Sheriff John Moran, one of the most popular police officers and politicians in Clark County's history until his retirement in 1994. The Las Vegas Metropolitan Police Department is respected nationwide and charged with protecting one of the most exciting and fastest growing regions in the nation. A lifelong resident of Las Vegas, Kathleen became well known in the community as a dynamic force for making things happen. She is Chair of Membership for the Republican Men's Club in Nevada, serves on the Board of Directors for the Youth Camerata Orchestra, who introduce the classics to at-risk neighborhoods. As Kate Hitt, she has hosted open line talk shows for 15 years over KDWN Radio, a 50,000 watt clear channel station (720 AM) earning a large and loyal following. Kathleen currently hosts a weekly radio show, "Taking Care of Business" , sponsored by the Nevada Development Authority. She, along with elected officials, business leaders and celebrities, are ambassadors for Southern Nevada and encourage those listening throughout the western region to bring their corporation or business into Nevada.

Jack E. Rhodes
Director, is the President of Rhodes Productions and has held executive positions with Independent Television Corporation and Warner Brothers television prior to joining Westinghouse Broadcasting Company as Vice President / General Manager. Mr. Rhodes through Westinghouse's Group W Productions, was responsible for the launching of the "Merv Griffin" and "Mike Douglas" shows. Mr. Rhodes' successes include introducing "Mary Hartman, Mary Hartman" to American television for Norman Lear. He was Creator and Executive Producer for the multi-award winning "Second City Television (SCTV)" comedy series which brought to us favorite comedians like John Candy and Eugene Levy. Rhodes Productions is also responsible for introducing the night-time version of "Hollywood Squares".

Item 11.  Executive Compensation
--------  ----------------------

The table below sets forth the payroll and consulting compensation for fiscal 1996 for the executive officers and directors of the Company.

Name of Individual        Capacities in Which Served         Compensation
------------------        --------------------------        -------------
Dominic Orsatti           Chairman & CEO                     $ 130,793
Michael Marcovsky         President & COO                       70,000
John Holt Smith           Secretary & Director                 125,279*
Steve Henson              CFO & Treasurer                       16,334**
H.C. Hernandez            Executive VP                          29,600
Kathleen Hitt             Vice President                         9,600
Jack Rhodes               Director                             166,511***


*    Represents moneys paid to law firms in which Mr. Smith is a principal.

** Paid to Henson & Company, a California partnership in which Mr. Henson is partner.

*** Paid to Encore Entertainment, Inc. a Company in which Mr. Rhodes is a principal. The moneys were paid for video production services.

Item 12.   Security Ownership of Certain Beneficial Owners and Management
--------   --------------------------------------------------------------

There are currently 2,824,552 Common Shares outstanding. The following tabulates holdings of Common Shares of the Company by each person who, subject to the above, at the date of this Memorandum, holders of record or is known by Management to own beneficially more than 5.0% of the Common Shares and, in addition, by all directors and officers of the Company individually and as a group.

                             Table I - Common Stock
                             ----------------------

Name & Address of                    Number of Shares of         Percentage
Beneficial Owner                     Common Stock Owned          of Ownership
------------------------             ------------------          -----------
Dominic Orsatti(2)                         800,000                  27.22%
2755 E. Desert Inn Road #200
Las Vegas, Nevada  89121

Nevada Entertainment
Partners, Ltd.(2)                          800,000                  27.22%
2755 E. Desert Inn Road #200
Las Vegas, Nevada  89121

Michael Marcovsky                                0                      0%
801 S. Main Street
Burbank, California  91506

John Holt Smith                             18,000                   0.61%
1901 Avenue of the Stars
18th floor
Los Angeles, California 90067

Steve Henson                                     0                      0%
87 N. Raymond Avenue, Suite 320
Pasadena, California  91103

H.C. Hernandez                                   0                      0%
801 S. Main Street
Burbank, California  91506

Kathleen Hitt                                    0                      0%
2755 E. Desert Inn Road #200
Las Vegas, Nevada  89121

Jack Rhodes                                      0                      0%
124 11th Street
Manhattan Beach, California  90266

All Directors & Officers
as a group (7)                             818,000                  27.83%

(1) Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned, subject to applicable community property laws.

(2) Includes Nevada Entertainment Partners, Ltd., and Dominic Orsatti, the managing general partner thereof, who together constitute a "group," as that term is defined in Section 13D of the Securities Exchange Act of 1934, as amended.

(3) Does not include any Common Shares to be issued upon exercise of any outstanding warrants.

After the Warrant Distribution pending, the Company shall have approximately 109 Common Shareholders.


The following tabulates holding of Series "C" Preferred Shares of the Company owned beneficially by all directors and officers of the Company individually and as a group.

                      Table 2 - Series "C" Preferred Shares
                      -------------------------------------

                                       Number of Series "C"       Percent of
    Name and Address                    Preferred Shares(1)          Class
------------------------                ------------------        -----------

Dominic Orsatti(2)                           12,000                 36.58%
2001 E. Flamingo Road
Las Vegas, Nevada  89119

Nevada Entertainment
Partners, Ltd.(2)                            12,000                 36.58%
2001 E. Flamingo Road
Las Vegas, Nevada  89119

John Holt Smith                               8,000                 24.39%
530 Wilshire Boulevard, Fourth Floor
Santa Monica, California  90401

All Directors & Officers
as a group (7)                               20,000                  60.97%


(1) Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned, subject to applicable community property laws.

(2)Includes Nevada Entertainment Partners, Ltd. and Dominic Orsatti, the managing general partner thereof, who together constitute a "group," as that term is defined in Section 13D of the Securities
Exchange Act of 1934, as amended.


                      Table 3 - Series "D" Preferred Shares
                      -------------------------------------

                               Number of Series "D"            Percent of
    Name and Address            Preferred Shares(1)               Class
------------------------       --------------------           -----------

Dominic Orsatti(2)                    98,000                      100%
2001 E. Flamingo Road
Las Vegas, Nevada  89119

Nevada Entertainment
Partners, Ltd.(2)                     98,000                      100%
2001 E. Flamingo Road
Las Vegas, Nevada  89119

All Directors & Officers
as a group (7)                        98,000                      100%

The following tabulates holdings of 7% Convertible Preferred Shares of the Company owned beneficially by all directors and officers of the Company individually and as a group.

                    Table 4 - 7% Convertible Preferred Shares
                    -----------------------------------------

                                          Number of 7%
                                          Convertible              Percent
    Name and Address                  Preferred Shares(1)          of Class
------------------------              ------------------         -----------

All Directors & Officers
as a group (7)                                 0                      0%

(1) Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned, subject to applicable community property laws.

(2) Includes Nevada Entertainment Partners, Ltd. and Dominic Orsatti, the managing general partner thereof, who together constitute a "group," as that term is defined in Section 13D of the Securities Exchange Act of 1934, as amended.

The following tabulates holdings of 10% Convertible Preferred Shares of the Company owned beneficially by all directors and officers of the Company individually and as a group.

                   Table 5 - 10% Convertible Preferred Shares
                   ------------------------------------------

                                      Number of 10%
                                       Convertible                Percent
    Name and Address                Preferred Shares(1)           of Class
------------------------            ------------------          -----------

All Directors & Officers
as a group (7)                             0                        0%

(1) Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned, subject to applicable community property laws.

                                     PART IV

Item 14.   Exhibits, Financial Statements, and Reports on Form 8-K
--------   -------------------------------------------------------

(a) Financial Statements
    --------------------

                                                          Reference
                                                          ---------

         Report of independent public accountants            F-1
         Balance sheets                                      F-2
         Statements of operations                            F-4
         Statements of stockholders' equity                  F-5
         Statements of cash flows                            F-6
         Notes to financial statements                       F-7

(b) Reports on form 8-K
    -------------------


     None


(c) Exhibits
    --------


         (10.1)      Orsatti employment contract
         (28)        Olympic Entertainment Group, Inc. 1996 Stock Option
                     Plan, incorporated by reference to form S-8 filed
                     July 29, 1996

         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 18th day of March, 1997:

Olympic Entertainment Group, Inc.


By:  /s/  Michael Marcovsky                               Date:  3/18/97
    ---------------------------                                  --------
   Michael Marcovsky, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person on behalf of the Registrant and in the capacity and on the date indicated.

NAME & POSITION                                        DATE


   /s/ Dominic Orsatti                             March 18, 1997
------------------------------
Dominic Orsatti,
Chairman & Chief Executive Officer


  /s/  Michael Marcovsky                           March 18, 1997
------------------------------
Michael Marcovsky
President


  /s/  John Holt Smith                             March 18, 1997
-------------------------------
John Holt Smith
Corporate Secretary & Director


  /s/  Steve Henson                                March 18, 1997
-------------------------------
Steve Henson,
Treasurer & Chief Financial Officer


  /s/  H. C. Hernandez                             March 18, 1996
-------------------------------
H. C. Hernandez,
Executive Vice-president


  /s/  Kathleen Hitt                               March 18, 1996
-------------------------------
Kathleen Hitt
Vice president


  /s/  Jack Rhodes                                 March 18, 1996
-------------------------------
Jack Rhodes, Director

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
Olympic Entertainment Group, Inc.

We have audited the balance sheet of Olympic Entertainment Group, Inc. as of December 31, 1996, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Olympic Entertainment Group, Inc. as of December 31, 1996, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has suffered recurring losses from operations in prior years, has made significant commitments and relies upon one major customer which raise substantial doubts about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                    Winter, Scheifley & Associates, P.C.
                                    Certified Public Accountants

Englewood, Colorado
February 12, 1997

                       Olympic Entertainment Group, Inc.
                                 Balance Sheet
                            As of December 31, 1996

Assets
                                                              1996
Current Assets:
Cash and cash equivalents                                $   175,083
Accounts receivable - trade                                  320,000
Prepaid expenses                                              12,145
                                                         -----------
Total current assets                                         507,228

Property and equipment, at cost                              116,820
Less accumulated depreciation                                (14,849)
                                                         -----------
                                                             101,971
Other Assets:
  Film library                                               745,501
  Deposits and other assets                                   14,023
                                                         -----------

                                                             759,524
                                                         -----------

Total assets                                             $ 1,368,723
                                                         ===========





















    The accompanying notes are an integral part of the financial statements.

                       Olympic Entertainment Group, Inc.
                                 Balance Sheet
                            As of December 31, 1996
                                  (Continued)

Liabilities and Stockholders' Equity
                                                                     1996
Current Liabilities:
Note payable                                                     $   10,000
Current portion of long-term debt                                    22,164
Accounts payable - trade                                            139,548
Accrued expenses                                                     66,570
Amounts due stockholders and
 and related parties                                                106,652
                                                                 ----------
Total current liabilities                                           344,934

Long-term debt                                                       38,787

Commitments and contingencies

Redeemable preferred stock:
 Preferred stock, 10% cumulative convertible
  $.01 par value, 650,000 shares authorized,
  101,500  and 106,500 shares issued
  and outstanding in 1996 and 1995
  liquidating preference $1 per share                               203,000

Stockholders' equity:
 Preferred stock, $.01 par value, 5,000,000
  total shares authorized:
 Preferred stock, convertible, 40,000 shares
  authorized, 32,800 shares issued and
  outstanding, $10 per share liquidating
  preference (Series C)                                              65,600
 Preferred stock, convertible, 98,000 shares
  authorized, issued and outstanding, $3 per
  share liquidating preference (Series D)                           196,000
Common stock, $.01 par value, 20,000,000
 shares authorized, 2,938,681 and 1,978,500
 shares issued and outstanding                                       29,387
Paid in capital                                                   3,305,838
Accumulated deficit                                              (2,814,823)
                                                                -----------
                                                                    782,002
                                                                -----------

Total liabilities and
  stockholders' equity                                          $ 1,368,723
                                                                ===========






    The accompanying notes are an integral part of the financial statements.

                       Olympic Entertainment Group, Inc.
                            Statements of Operations
                 For the Years Ended December 31, 1996 and 1995

                                                        1996            1995

Revenue                                             $ 2,518,253    $   358,392

Costs and expenses:
 General and administrative                           1,955,163        878,788
 General and administrative - related
  parties                                               185,000         25,000
                                                    -----------    -----------
                                                      2,140,163        903,788

Income (loss) from operations                           378,090       (545,396)

Other income and (expense):
 Investment income                                         --           16,411
 Interest expense                                       (23,234)       (50,016)
 Other                                                    1,000           --
                                                    -----------    -----------
                                                        (22,234)       (33,605)

Net income before income taxes                          355,856       (579,001)
Provision for income taxes                                 --             --
                                                    -----------    -----------
Net income (loss)                                   $   355,856    $  (579,001)
                                                    ===========    ===========


Per share information:
Primary
 Net income (loss) per share                        $      0.14    $     (0.30)
                                                    ===========    ===========
 Weighted average shares outstanding                  2,626,390      1,915,038
                                                    ===========    ===========

 Net income (loss) per share                        $      0.12    $      --
                                                    ===========    ===========
 Weighted average shares outstanding                  2,922,390      1,915,038
                                                    ===========    ===========


    The accompanying notes are an integral part of the financial statements.


                                                     Olympic Entertainment Group, Inc.
                                                     Statement of Stockholders' Equity
                                          For the Years Ended December 31, 1996 and 1995

                                                                                            Additional       Common
                                     Common                    Preferred                    Paid-In          Stock      Accumulated
                                     Shares       Amount         Shares        Amount        Capital     Subscriptions    Deficit

Balance December 31, 1994          1,828,500   $    18,285       163,300    $   586,600    $ 1,560,353   $   300,000   $(2,591,678)

Issuance of subscribed shares        150,000         1,500       298,500       (300,000)

Net loss for the year                   --            --            --             --             --            --        (579,001)
                                 -----------   -----------   -----------    -----------    -----------   -----------   -----------
Balance December 31, 1995          1,978,500        19,785       163,300        586,600      1,858,853          --      (3,170,679)

Issuance of common
  shares for cash                    218,181         2,182          --             --          280,605          --            --
Exercise of common
  stock warrants                     320,500         3,205          --             --          637,795          --            --
Issuance of common
  shares for services                 91,500           915          --             --          182,085          --            --
Conversion of Series A
  preferred stock                    325,000         3,250       (32,500)      (325,000)       321,750          --            --
Conversion of redeemable
  preferred stock                      5,000            50         9,950
Compensation attributed
  to stock options                    14,800

Net income for the year                 --            --            --             --             --            --         355,856
                                 -----------   -----------   -----------    -----------    -----------   -----------   -----------
Balance December 31, 1996          2,938,681        29,387       130,800        261,600      3,305,838          --      (2,814,823)
                                 ===========   ===========   ===========    ===========    ===========   ===========   ===========




                             The accompanying notes are an integral part of the financial statements.



                                                                  F-5


                             Olympic Entertainment Group, Inc.
                                  Statements of Cash Flows
                       For the Years Ended December 31, 1996 and 1995

                                                                1996                1995

Operating activities:
Net income (loss)                                            $ 355,856           $(579,001)
Adjustments to reconcile net income
  (loss) to net cash:
Depreciation                                                     7,300               4,344
Amortization of film costs                                       9,473              21,992
Common stock issued for services                               197,800                --
Film rights charged off                                        198,218                --
Debt issued in lawsuit settlement                               73,880
Sale of trading securities                                        --                66,477
(Increase) in accounts receivable                             (320,000)
(Increase) decrease in prepaid expenses                         26,114             (46,785)
(Increase) in other assets                                        (531)             23,277
Increase (decrease) in accrued expenses                        (21,467)             68,338
Increase (decrease) in deferred revenue                       (607,008)            607,008
Increase (decrease) in accounts payable                       (103,702)            196,979
Increase in accounts payable - related party                   102,667             196,979
                                                             ---------           ---------
Total adjustments                                             (437,256)            941,630
                                                             ---------           ---------
Net cash provided by (used in) operating activities            (81,400)            362,629

Cash flows from investing activities:
(Increase) in film library                                    (592,829)           (382,355)
Purchase of property and equipment                             (94,874)             (5,774)
                                                             ---------           ---------
Net cash provided by (used in)
 investing activities                                         (687,703)           (388,129)

Cash flows from financing activities:
Decrease in deferred offering costs                               --                26,519
Common stock sold for cash                                     923,787                --
Repayment of stockholder loans                                 (75,313)               --
Repayment of notes payable                                     (10,000)
Repayment of long-term debt                                    (12,929)
                                                             ---------           ---------
Net cash provided by (used in)
 financing activities                                          825,545              26,519

Net increase in cash and cash equivalents                       56,442               1,019
Beginning cash                                                 118,641             117,622
                                                             ---------           ---------
Ending cash                                                  $ 175,083           $ 118,641
                                                             =========           =========
Supplemental cash flow information:
Cash paid for:  Interest                                     $    --             $   3,904
                Income taxes                                 $    --             $    --




               The accompanying notes are an integral part of the financial statements.



                                               F-6

                        Olympic Entertainment Group, Inc.
                          Notes to Financial Statements
                                December 31, 1996

Note 1. ORGANIZATION

The Company was incorporated on May 21, 1987, in the State of Nevada, and is in the business of acquiring, licensing and distributing non-violent educational, informational and special interest television programming for children. The Company does business as the "Children's Cable Network" ("CCNII"), which is comprised of individuals or entities, known as Broadcast affiliates, who license the Company's programs to air in the various cable markets throughout the United States. The Company commenced the sale of broadcast licenses to such affiliates during 1995. Prior to 1995 the Company had been in the development stage.

     SIGNIFICANT ACCOUNTING POLICIES

Estimates:
The preparation of the Company's financial statements requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Fixed assets:
The Company depreciates its office equipment utilizing the straight line method over a period of five years.

Earnings per share:
The earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding for the period. Common stock equivalents are excluded from the computation if their effect would be anti-dilutive.

Film library:
The Company amortizes the costs of its film library over the estimated economic life of the film using the film forecast method in accordance with SFAS #53. The amortization periods begin at the time the films are available for showing by the Company's Broadcast Affiliates. When the Company concludes that any such costs will not benefit future periods said costs are charged to operations for the period. Amortization charged to operations during 1996 and 1995 aggregated $9,473 and $21,992, respectively (See Note 6).

Revenue recognition:
The Company recognizes revenue from network license agreements not related to specific programming over the term of the agreements. Revenue from the sale of licenses for television program rights is recorded in accordance with SFAS #53, which provides for recognition of revenue at the beginning of the license period when specified conditions have been met.

Cash and cash equivalents
Cash and cash equivalents consist of cash and other highly liquid debt instruments with a maturity of less than three months.

Advertising
Advertising expenses are charged to expense upon first showing. Amounts charged to expense were $12,017 and $6,036 for the years ended December 31, 1996 and 1995, respectively

Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable, trade. During the year the Company did not maintain cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. The Company has several major customers, (see Note 10) the loss of any one of which could have a material negative impact upon the Company.

Stock-based Compensation
The Company  adopted  Statement  of Financial  Accounting  Standard No. 123 (FAS
123), Accounting for Stock-Based Compensation beginning with the Company's first quarter of 1996. Upon adoption of FAS 123, the Company applied the measurement techniques provided therein to determine compensation expense.

Recent Pronouncements
In 1996 Financial Accounting Standards No. 125 (FAS 125) Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities was issued. FAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company will adopt FAS 125 in 1997. Adoption of FAS 125 is not expected to have a material effect on the Company's consolidated financial position or operating results.

Note 2. STOCKHOLDERS' EQUITY

During the periods covered by these financial statements the Company issued securities in reliance upon an exemption from registration with the Securities and Exchange commission. Although the Company believes that the sales did not involve a public offering and that it did comply with the exemptions from registration, it could be liable for recession of said sales if such exemption was found not to apply. The Company has not received a request for rescission of shares nor does it believe that it is probable that its shareholders would pursue rescission nor prevail if such action were undertaken.

The Company issued 4,000,000 common stock purchase warrants to its shareholders during August 1994. The warrants were exercisable into one common share at a purchase price of $2 per share for a period of 18 months from issue and were redeemable by the Company at $.001 per warrant. During 1996, the Company issued 320,500 shares of common stock and received gross proceeds of $641,000 pursuant to warrants exercised by its shareholders.
The remaining warrants have expired.

During 1995 the Company issued of 150,000 shares of its common stock for services which were rendered during 1994. The value ascribed to the services ($300,000) was charged to expense in 1994 and was included in common stock subscriptions at December 31, 1994.

During October, 1994 the Company issued 32,500 shares of its 7% preferred stock in settlement of a note payable for $325,000. These shares were convertible into 325,000 shares of the Company's common stock at the option of the holder. The holder exercised his conversion rights during May 1996.

During May 1996, the Company issued 91,500 to a shareholder for services provided to the Company. The shares were valued at a market price of $2 per share. Also, during May 1996, the Company sold 218,181 shares of its common stock pursuant to Regulation S of the US Securities and Exchange Commission for cash aggregating $282,787, net of expenses of $15,020. Also, during September 1996, a holder of the Company's redeemable preferred stock converted 5,000 shares of preferred stock into 5,000 shares of common stock at a conversion price of $2 per share.

During May 1996, in connection with a lawsuit settlement (see Note 9), the Company issued common stock purchase warrants for 329,500 shares to an individual. The warrants are exercisable for a period of eighteen months from the date of issue at a price of $2.00 per share. The Company has not recorded any expense related to the warrants as the estimated fair value of the warrants is less than the exercise price at the grant date.

During July 1996, the Company adopted the 1996 Employee Stock Option Plan for the benefit of certain employees, officers, directors and consultants. The Company also filed a Registration Statement on Form S-8 to register these shares. The number of common shares reserved under the plan is 800,000. The plan provides that the option price on the grant date shall not be less than the fair market value on such date. During July 1996 the Company issued 360,000 options exercisable at $.1.40 per share under the plan which expire after ten years unless exercised. During December 1996, the Company granted additional options under the plan for 370,000 shares exercisable at $.60 for a ten year period.

Following is a summary of the transactions in the plan:

                                          Range of     Weighted
                             Shares       Exercise     Average
                                           Prices       Price
Balance December 31, 1995       -
Granted                      730,000   $.60 - $1.40     $.99
Canceled                        -
Exercised                       -
                             -------
Balance December 31, 1996    730,000   $.60 - $1.40     $.99

Options available at
 December 31, 1996            70,000

As of the date of the financial statements none of the options had been exercised.

The weighted average fair value at the date of grant for options granted during 1996 was $1.00 per option. The Company recorded $14,800 of compensation expense for the year ended December 31, 1996 with respect to stock options granted. The fair value of the options at the date of grant was estimated using the Black-Scholes model with assumptions as follows:

Month of grant                   July             December
  Market value                  $1.75               $.75
  Expected life                    10                 10
  Interest rate                  6.96%              6.29%
  Volatility                    57.30%             76.34%
  Dividend yield                 0.00%              0.00%

Note 3. INCOME TAXES

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Company currently has net operating loss carryforwards aggregating approximately $772,000 which expire beginning in 2002. The principal difference between the Company's book operating losses and income tax operating losses results from the issuance of and subscriptions for common stock and preferred stock during 1994 and 1996 for services. The effects of these differences are expected to be permanent in nature, therefore no deferred tax asset had been recorded related thereto.

The Company did not provide Federal income taxes for the year ended December 31, 1995 due to an operating loss. Taxes at the federal statutory rate of 34% for the year ended December 31, 1996 amounted to $121,000, however utilization of the Company's net operating loss carryforward has reduced the provision for income taxes as reported on the accompanying statement of operations to $ 0.

The Company is unable to predict future taxable income that would enable it to utilize the deferred tax asset arising from the future value of the net operating loss and therefore the deferred tax asset of approximately $262,000 related thereto is fully reserved. The Company realized approximately $121,000 of deferred tax assets applicable to the tax loss carryforward used in 1996.

Note 4. RELATED PARTY TRANSACTIONS

During the years ended December 31, 1994 and 1993, certain officers and shareholders made advances to the Company for working capital purposes. During 1996 the Company repaid $75,313, the balance payable by the Company was $3,985 at December 31, 1996.

Also included in amounts due to stockholders at December 31, 1996 are balances due to entities controlled by two of the Company's directors who are also stockholders. The Company purchased program rights from one of the entities of $166,511 during the year ended December 31, 1996 and had a year end balance due the entity of $75,625. The Company received legal services of $185,000 and $25,000 for the years ended December 31, 1996 and 1995, respectively provided by firms associated with one of its directors and had a year end balance due such firms of $27,042.

Note 5. NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt consists of an obligation arising from the settlement of a lawsuit (see Note 9). Monthly payments of $2,000 per month, including interest imputed at 8% per annum are due for a forty month period beginning June 1, 1996. Principal payments due in the years ended December 31, 1997 through 1999 are $22,164, $21,084 and $17,703, respectively.

Note payable consists of a short term loan of $10,000 made in March 1993 from an individual pursuant to a debenture bearing interest at 10% per annum and originally due on March 30, 1994. The holder of the debenture has the right to convert the debenture into common stock of the Company at the rate of one share of common stock for each one dollar due on the debenture. During March, 1994, the holder of the debenture agreed to extend the due date on the debenture to March 30, 1995. The note has not been extended and is considered to be due on demand by the holder.

Note 6. FILM LIBRARY

At December 31, 1996, the Company's film library consisted of the following:

   License costs                        $ 694,625
   Mastering costs                         61,134
                                        ---------
                                          755,759
   Less accumulated amortization          (10,258)
                                        ---------
                                        $ 745,501

During 1996 the Company incurred costs in connection with the rights to air certain programming, including film mastering costs, through the medium of cable television. The costs incurred and amortization are as follows:

   Costs incurred                       $ 592,829
   Amortization                         $   9,473

Additionally,   during  1996,  the  Company  charged  off  to  expense  the  net unamortized cost of programming, aggregating $198,218, acquired in prior periods that it no longer intends to distribute.

Note 7. MARKETABLE SECURITIES

During the year ended December 31, 1995 the Company received net proceeds from the sale of marketable securities of $80,862 and realized a gain on the sale of $15,862.

Note 8. COMMITIENTS AND CONTINGENCIES

During  July,  1996,  the Company  entered  into a lease for office space in Las
Vegas, Nevada for a sixty month period ending August 31, 2001 at a monthly rental of $5,406 per year, increasing by approximately 3.5% per year throughout the lease. The Company also leases production facilities in Burbank, California on a month to month basis. Rent expense was $92,045 and $69,404 for the years ended December 31, 1996 and 1995.

On January 15, 1997 the Company entered into a five year employment agreement with its chief executive officer whereby the officer is to receive base compensation of $480,000 per year and a bonus of $10,000 for each new affiliate territory added to the Company's cable television network. The agreement also grants the executive options to purchase 800,000 shares of common stock at an exercise price of 80% of the fair value of the stock at the grant date. The options vest at a rate of 20% per year during the contract term. The agreement also provides for termination payments to the executive of all accrued but unpaid salary and bonus, the rights to vested stock options and a cash payment of $5,000,000 if termination as (defined in the contract) occurs during the first contract year. The cash payment after the first contract year is an amount equal to twice the remaining base salary that would be due during the remaining contract term.

Note 9. LITIGATION

John Herklotz v. Olympic Entertainment Group, -Inc., et. Al. Los Angeles Superior Court Case No. BC 127498

During May, 1995 the individual holding the preferred stock described in Note 2 filed suit against the Company and its officers seeking recovery of his $325,000 investment plus interest of $32,000 and additional damages of at least $682,000.

The Company settled this claim in 1996 whereby the Company agreed to make cash payments to Herklotz aggregating $125,000 and grant Herklotz an option to purchase 329,500 shares of its common stock at an exercise price of $2.00 per share. Herklotz agreed to convert his 32,500 shares of 7% preferred stock issued to him by the Company into 325,000 shares of the Company's common stock.

Atlas Enterprises, Inc. v. Olympic Entertainment Group, Inc., et al., Los Angeles Superior Court Case No. SC 039688

During December, 1995 the plaintiff filed an action against the Company and its officers seeking damages of the balance of the purchase price of certain programming licensed to the Company of $100,000, an order terminating the license for the programming, for punitive damages and costs related to the suit. The Company has included the $100,000 in accounts payable at December 31, 1995 and is vigorously defending the suit. The court has enjoined the Company from distributing the programming. The programming was included in programming costs at December 31, 1995 at $195,000 which represented the cash paid plus the $100,000 described above. The matter was settled during 1996 whereby the Company returned the licensed programming and charged the programming costs to operations.

Nationwide Media Investments, Inc. V. Olympic Entertainment Group, Inc. et. al. Orange County Superior court case No. 760072

During February, 1996 the plaintiff filed an action against the Company and its officers for rescission of the Company's license to the plaintiff for certain programming. During February, 1996 the Company terminated the plaintiffs license in certain territories for failure to pay the license fees. The plaintiff is seeking return of $70,000 and compensatory damages and exemplary damages in excess of $500,000. This matter was submitted to binding arbitration during 1996 as a result of which both parties agreed to dismissal without prejudice.

Note 10. INFORMATION ABOUT MAJOR CUSTOMERS

The Company, whose customers arrange for programming to air on local cable systems in their respective licensed territories under leased access rules of the Federal Communications Commission, made sales in excess of 10% of total revenues for the years ended December 31, 1996 and 1995 as follows:

 Customer                           Sales/%            Receivable at 12/31

  1996:
  Carousel Media Marketing       $1,550,000 62%             $320,000
  Capital Funding                $  269,840 11%                 -

  1995:
  Worldwide Marketing             $  211,584 59%                -


Note 11. BASIS OF PRESENTATION

The accompanying financial statements have been prepared on a "going concern" basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.

The Company has incurred operating losses during the years ended December 31, 1995 and 1994 aggregating $579,001 and $2,176,549, respectively. The Company had net income for the year ended December 31, 1996 of $355,856, however there can be no assurance that profitable operations will continue due to a.) the Company's reliance on one major customer, whose ability to generate significant revenues from the use of the Company's programming has not been demonstrated, and b.) the anticipated effects of the employment contract described in Note 8 upon the Company's income from operations and cash flows.

Profitable operations are dependent upon, among other factors, the Company's ability to obtain equity or debt financing and the Company's ability to finance, produce and/or acquire and distribute its educational films. Management plans to continue to sell additional affiliate licenses and to renew expiring licenses and to seek additional equity financing.