Form 10KSB/A
period 1996-12-31
OLYMPIC ENTERTAINMENT GROUP INC /NV/
filed 1997-04-30
CIK 934646

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

Stock-based Compensation

The Company  adopted  Statement  of Financial  Accounting  Standard No. 123 (FAS
123), Accounting for Stock-Based Compensation beginning with the Company's first quarter of 1996. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees, and has provided in Note 11 pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method prescribed by FAS 123 had been applied in measuring compensation expense.



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


Stock based compensation costs would have reduced pretax income by $730,000 in 1996 ($.28 per share) if the fair value of the options granted during 1996 had been recognized as compensation expense.

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