Form 10QSB
period 1997-03-31
OLYMPIC ENTERTAINMENT GROUP INC /NV/
filed 1997-05-05
CIK 934646

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter ended                              Commission file number
   March 31, 1997                                          33-87714
---------------------                              ---------------------

                        OLYMPIC ENTERTAINMENT GROUP, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Nevada                                         88-0271810
----------------------------                     ---------------------------
(State of other jurisdiction                    (IRS Employer Identification
of incorporation)                                         Number)

2755 E. Desert Inn Rd., Suite 200        Las Vegas,   Nevada         89121
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

 (1) Yes     X            No                 (2) Yes     X        No
         -----------         ------------           -----------      ----------

As of March 31, 1997 there were 2,938,681 shares of common stock outstanding.

Transitional Small Business Disclosure Format.      Yes           No     X

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                       ===================================

                                      INDEX

                                                                      Page No.
                                                                      --------
Part I.       Item 1.  Financial Statements
              -------  --------------------

              Balance Sheet - at March 31, 1997                         3-4

              Statements of Operations - for the three months ended
                  March 31, 1997 and March 31, 1996                       5

              Statements of Cash Flows - for the three months ended
                  March 31, 1997 and March 31, 1996                       6

              Notes to Financial Statements                             7-8

              Item 2.
              -------

              Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     9

Part II.      Other Information
              -----------------

              Items 1 through 5                                          10

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                                  Balance Sheet
                                 March 31, 1997
                                   (unaudited)

                                     Assets
                                     ------


Current assets:
   Cash                                                               $  354,617
   Accounts receivable                                                   318,000
   Prepaid expenses                                                       12,004
                                                                      ----------
     Total current assets                                                684,621

Property and equipment, net                                              136,050

Other assets:
   Program library                                                       850,056
   Deposits and other assets                                              29,164
                                                                      ----------
     Total other assets                                                  879,220
                                                                      ----------
         Total assets                                                 $1,699,891
                                                                      ==========























                             See accompanying notes.

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                                  Balance Sheet
                                 March 31, 1997
                                   (unaudited)
                                   (continued)

                      Liabilities and Stockholders' Equity
                      ------------------------------------


Current liabilities:
   Notes payable                                                    $    10,000
   Accounts payable-trade                                                81,184
   Accrued expenses                                                      60,876
   Current portion of long term debt                                     19,865
   Amounts due stockholders and related parties                         239,192
                                                                    -----------
     Total current liabilities                                          411,117

Long term debt                                                           36,273

Redeemable preferred stock:
   Preferred stock, 10% cumulative convertible,
     $.01 par value, 650,000 shares authorized,
     101,500 shares issued and outstanding,
     liquidating preference $1 per share                                203,000

Stockholders' equity:
   Preferred  stock,  convertible,
     $.001 par value, 40,000 shares  authorized,
     32,800 shares issued and outstanding, liquidating
     preference $3 per share (Series C)                                  65,600
   Preferred stock, convertible, $.001 par value
     98,000 shares authorized, issued and
     outstanding, liquidating preference
     $3 per share (Series D)                                            196,000
Common stock, $.01 par value, 20,000,000
   shares authorized, 2,938,681 shares issued
   and outstanding                                                       29,387
Paid in capital                                                       3,305,838
Accumulated deficit                                                  (2,547,324)
                                                                    -----------
     Total stockholders' equity                                       1,049,501
                                                                    -----------
       Total liabilities and stockholders' equity                   $ 1,699,891
                                                                    ===========



                             See accompanying notes.

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                            Statements of Operations
                           For the three months ended
                             March 31, 1997 and 1996
                                   (unaudited)

                                                     1997           1996
                                                 -----------     -----------

Revenues:
   Net sales                                     $   935,845     $   286,966
                                                 -----------     -----------
     Total revenues                                  935,845         286,966

Amortization of program costs                          3,842          31,832
Selling, general and administrative expenses         660,931         285,634
                                                 -----------     -----------

     Total expenses                                  664,773        (317,466)
                                                 -----------     -----------

Income (loss) from operations                        271,072         (30,500)

Other income and expenses:
   Other income                                        2,000            --
   Interest expense                                   (5,575)        (11,263)
                                                 -----------     -----------
                                                      (3,575)        (11,263)
                                                 -----------     -----------

Net income (loss)                                $   267,497     $   (41,763)
                                                 ===========     ===========

Net income (loss) per share                      $       .09     $      (.02)
                                                 ===========     ===========

Weighted average shares                          $ 2,938,681     $ 1,978,500
                                                 ===========     ===========
















                             See accompanying notes.




                        OLYMPIC ENTERTAINMENT GROUP, INC.
                            Statements of Cash Flows
                           For the three months ended
                             March 31, 1997 and 1996
                                   (unaudited)

                                                                            1997            1996
                                                                         ----------      ----------

Operating activities                                                     $ 289,403       $ (78,046)

Investing activities:
   Investment in film library                                             (108,397)        (23,652)
   Purchase of property & equipment                                        (39,193)           (523)
                                                                         ---------       ---------
     Net cash provided by (used in) investing activities                  (147,590)        (24,175)

Financing activities:
   Proceeds from sale of common stock                                          --              --
   Repayment of notes payable and long term debt                             (4,819)           --
   (Increase) decrease in related party payables                             42,540            --
                                                                          ---------       ---------
     Net cash provided by financing activities                               37,721            --
                                                                          ---------       ---------

Net increase (decrease) in cash and cash equivalents                        179,534        (102,221)

Beginning cash                                                              175,083         118,641
                                                                          ---------       ---------

Ending cash                                                               $ 354,617       $  16,420
                                                                          =========       =========











                             See accompanying notes.

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                          Notes to Financial Statements
                                 March 31, 1997


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

     Basis of presentation

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

     Revenue recognition:

     The Company recognizes revenue from network license agreements not related to specific programming over the term of the agreements. Revenue from the sale of licenses for television program rights is recorded in accordance with SFAS #53, which provides for recognition of revenue at the beginning of the license period when specific conditions have been met.

     Net income (loss) per share

     The net income  (loss) per share is  computed  by  dividing  the net income
       (loss) for the period by the weighted average number of common shares outstanding for the period. Common stock equivalents are excluded from the computation as their effect would be anti-dilutive.

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

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                          Notes to Financial Statements
                                 March 31, 1997
                                   (continued)


NOTE 2. NOTES PAYABLE AND LONG-TERM DEBT

     Long-term debt consists of an obligation arising from the settlement of a lawsuit. Monthly payments of $2,000, including interest imputed at 8% per annum are due for a forty month period beginning June 1, 1996.

     Notes payable consists of a short-term loan of $10,000 made in March 1993 from an individual pursuant to a debenture bearing interest at 10% per annum and originally due on March 30, 1994. The holder of the debenture has the right to convert the debenture into common stock of the Company at the rate of one share of common stock for each one dollar due on the debenture. During March 1994, the holder of the debenture agreed to extend the due date on the debenture to March 30, 1995. The note has not been extended and is considered to be due on demand by the holder.

Item 2. Management's discussion and analysis

     General

     The Company is a multimedia educational company and was incorporated on May
       21, 1987 in the State of Nevada. The Company is in the business of acquiring, licensing and distributing nonviolent educational, informational and special interest television programming for children. The Company's primary operating division is the Children's Cable Network ("CCN"). The Children's Cable Network is comprised of individuals and syndications known as Cable Affiliates, who license the Company's programs to air in the various local cable markets throughout the United States. The Company commenced sale of the program licenses to such affiliates during 1995.

     Atthe end of the first quarter, the Company had licensed nine affiliates during the quarter which brings the total affiliates to twenty-eight. During April of 1997, there were two additional affiliates licensed. The Company's affiliates have a total of over 9 million cable subscribers, from a total cable universe of 65 million. This represents a 14% share of the total U.S. cable subscribers, which the Company has accomplished in less than two years.

     Comparison of current quarter to prior year

     Revenues are up 326% versus the same quarter in 1996 due to the fact that the Company is now better established and has more cable affiliates. In addition, the Company is now able to charge a higher license fee to Company affiliates than in previous years.

     Selling, general and administrative expenses are up 197% because of the increased activity generated by the additional sales. Program costs amortization was down 88% in the quarter due to the fact that the Company's estimate of projected revenue increased in 1996 resulting in the amortization expense to be decreased. Interest expense is down in 1997 due to the conversion of preferred stock to common stock.

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                                 March 31, 1997

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is not presently engaged in any litigation which may have a material adverse affect on the Company, economically or otherwise. The Company was a defendant in that case styled John Herklotz vs. Olympic Entertainment Group, Inc., et al.; Los Angeles Superior Court, Case No. BC 127498, which case was settled on terms believed by management to be favorable to the Company.

     During May 1995, Mr. Herklotz filed suit against the Company and its officers seeking recovery of his $325,000 investment plus interest of $32,000 and additional damages of at least $682,000.

     The Company settled this claim in 1996, whereby the Company agreed to make cash payments to Mr. Herklotz aggregating $125,000 and granting him an option to purchase 329,500 shares of its common stock at an exercise price of $2.00 per share. Mr. Herklotz agreed to convert his 32,500 shares of 7% preferred stock issued to him by the Company into 325,000 shares of the Company's common stock, which was consummated in May 1996.

Item 2. Changes in Securities

     None

Item 3. Defaults upon senior securities

     Not applicable

Item 4. Submission of matters to a vote of security holders

     Not applicable

Item 5. Other information

     Not applicable

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            OLYMPIC ENTERTAINMENT GROUP, INC.
                                                 (Registrant)

 Date: April 30, 1997                       By:  /s/  Bonnie Houldsworth
       -------------------                      -------------------------------
                                                Chief Financial Officer