Form 10QSB
period 1997-06-30
OLYMPIC ENTERTAINMENT GROUP INC /NV/
filed 1997-08-13
CIK 934646

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter ended                                Commission file number
     June 30, 1997                                           33-87714
---------------------                                ----------------------

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

          Nevada                                            88-0271810
 ---------------------------                       ---------------------------
(State of other jurisdiction                      (IRS Employer Identification
of incorporation)                                  Number)

 2755 E. Desert Inn Rd., Suite 200      Las Vegas,   Nevada            89121
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

As of June 30, 1997 there were 2,824,552 shares of common stock outstanding.

Transitional Small Business Disclosure Format.   Yes             No   X
                                                       -----        -----

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                       ===================================

                                      INDEX

                                                                    Page No.
Part I. Item 1. Financial Statements
------------------------------------

        Balance Sheet - at  June 30, 1997                             3-4

        Statements of Operations - for the three
         months ended June 30, 1997 and 1996                          5

        Statements of Operations - for the six months
         ended June 30, 1997 and 1996                                 6

        Statements of Cash Flows - for the six months
         ended June 30, 1997 and 1996                                 7

        Notes to Financial Statements                                 8-9

        Item 2.
        -------

        Management's Discussion and Analysis of
         Financial Condition and Results of Operations                10


Part II. Other Information
--------------------------

         Items 1 through 5                                            11

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                                  Balance Sheet
                                  June 30, 1997
                                   (unaudited)

                                     Assets
                                     ------


Current assets:
   Cash                                                               $  265,818
   Accounts receivable                                                   166,000
   Prepaid expenses                                                       18,587
   Related party receivable                                               90,000
                                                                      ----------
     Total current assets                                                540,405
                                                                      ----------

Property and equipment, net                                              145,694
                                                                      ----------

Other assets:
   Program library                                                     1,008,268
   Deposits and other assets                                              69,622
                                                                      ----------
     Total other assets                                                1,077,890
                                                                      ----------

         Total assets                                                 $1,763,989
                                                                      ==========




                             See accompanying notes.

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                                  Balance Sheet
                                  June 30, 1997
                                   (unaudited)
                                   (continued)

                      Liabilities and Stockholders' Equity
                      ------------------------------------


Current liabilities:
   Notes payable                                                    $    10,000
   Accounts payable-trade                                                56,938
   Accrued expenses                                                      11,900
   Film contracts payable                                               154,875
   Current portion of long term debt                                     22,164
   Amounts due stockholders and related parties                          73,366
                                                                    -----------
     Total current liabilities                                          329,243
                                                                    -----------

Long term debt                                                           26,787
                                                                    -----------

Redeemable preferred stock:
   Preferred stock, 10% cumulative convertible,
     $.01 par value, 650,000 shares authorized,
     101,500 shares issued and outstanding,
     liquidating preference $1 per share                                203,000
                                                                    -----------

   Preferred  stock,  convertible,
    $.001 par value 40,000 shares authorized,
     32,800 shares issued and outstanding, liquidating
     preference $3 per share (Series C)                                  65,600
   Preferred stock, convertible, $.001 par value
     98,000 shares authorized, issued and
     outstanding, liquidating preference
     $3 per share (Series D)                                            196,000
Common stock, $.01 par value, 20,000,000
   shares authorized, 2,824,552 shared issued
   and outstanding                                                       28,246
Paid in capital                                                       3,306,979
Accumulated deficit                                                  (2,391,866)
                                                                    -----------
     Total liabilities and stockholders' equity                       1,204,959
                                                                    -----------
       Total liabilities and stockholders' equity                   $ 1,763,989
                                                                    ===========



                             See accompanying notes.

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                            Statements of Operations
                           For the three months ended
                             June 30, 1997 and 1996
                                   (unaudited)

                                                        1997           1996
                                                    -----------     -----------

Revenues:
   Net sales                                        $   578,950     $   309,896
                                                    -----------     -----------

Amortization of program costs                            34,095          32,570
Selling, general and administrative expenses            382,556         576,745
                                                    -----------     -----------

     Total expenses                                    (416,651)       (609,315)
                                                    -----------     -----------

Income (loss) from operations                           162,299        (299,419)

Other income and expenses:
     Interest expense                                    (6,841)           (250)
                                                    -----------     -----------


Net income (loss)                                   $   155,458     ($  299,699)
                                                    ===========     ===========

Net income (loss) per share                         $       .05     ($      .13)
                                                    ===========     ===========

Weighted average shares                               2,938,681       2,392,514
                                                    ===========     ===========
















                             See accompanying notes.

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                            Statements of Operations
                            For the six months ended
                             June 30, 1997 and 1996
                                   (unaudited)

                                                        1997           1996
                                                    -----------     -----------

Revenues:
   Net sales                                        $ 1,514,795     $   596,783
                                                    -----------     -----------

Amortization of program costs                            37,937          64,402
Selling, general and administrative expenses          1,043,487         862,330
                                                    -----------     -----------

     Total expenses                                  (1,081,424)       (926,732)
                                                    -----------     -----------

Income (loss) from operations                           433,371        (329,949)
                                                    -----------     -----------

Other income and expenses:
   Other income                                           2,000            --
   Interest expense                                     (12,416)        (11,513)
                                                    -----------     -----------
                                                        (10,416)        (11,513)

Net income (loss)                                   $   422,955     ($  341,462)
                                                    ===========     ===========

Net income (loss) per share                         $       .14     ($      .16)
                                                    ===========     ===========

Weighted average shares                               2,938,681       2,185,507
                                                    ===========     ===========
















                             See accompanying notes.

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                            Statements of Cash Flows
                            For the six months ended
                             June 30, 1997 and 1996
                                   (unaudited)

                                                           1997          1996
                                                         ---------    ----------

Operating activities                                     $ 370,807    $(499,023)

Investing activities:
   Investment in film library                             (300,704)    (113,191)
   Purchase of property & equipment                        (54,082)      (3,068)
                                                         ---------    ---------
     Net cash provided by (used in)
     investing activities                                 (354,786)    (116,259)

Financing activities:
   Receivable related party                                 90,000
   Proceeds from sale of common stock                         --        864,470
   Repayment of notes payable and long term debt           (12,000)        --
   (Increase) decrease in related party payables            (3,286)        --
                                                         ---------    ---------
     Net cash provided by financing activities              74,714      864,470
                                                         ---------    ---------

Net increase (decrease) in cash and cash equivalents        90,735      249,188

Beginning cash                                             175,083      118,641
                                                         ---------    ---------

Ending cash                                              $ 265,818    $ 367,829
                                                         =========    =========

Supplemental information:

Non-cash financing activities:
   Conversion of Series A                                             $ 325,000
   Note payable issued for services                                      78,000











                            See accompanying notes.

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                          Notes to Financial Statements
                                  June 30, 1997


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

     Basis of presentation

     The  accompanying   unaudited  condensed  financial  statements  have  been
       prepared in accordance with generally accepted accounting principles for interim financial information and Item 310 of Regulation SB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operation for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                          Notes to Financial Statements
                                  June 30, 1997
                                   (continued)


NOTE 2. NOTES PAYABLE AND LONG-TERM DEBT

     Long-term debt consists of an obligation arising from the settlement of a lawsuit. Monthly payments of $2,000, including interest imputed at 8% per annum, are due for a 40 month period beginning June 1, 1996.

     Notes payable consists of a short-term loan of $10,000 made in March 1993 from an individual pursuant to a debenture bearing interest at 10% per annum and originally due on March 30, 1994. The holder of the debenture has the right to convert the debenture into common stock of the Company at the rate on one share of common stock for each one dollar due on the debenture. The note has been extended until December 1997.

NOTE 3.  EMPLOYMENT CONTRACT

     The employment agreement with the Company's chief executive officer was voided in the second quarter. The prior accruals, made in the first quarter, were reversed in this quarter.The Adjustment was for $175,000.

Item 2. Management's discussion and analysis

     General

     The Company was  incorporated on May 21, 1987, in the State of Nevada.  The
       Company is in the business of acquiring, licensing and distributing non-violent educational, informational and special interest television programming for children. The Company does business as the "Children's Cable Network" ("CCN"). The Children's Cable Network is comprised of individuals, known as Cable Affiliates, who license the Company's programs to air in the various local cable markets throughout the United States. The Company commenced the sale of program licenses to such affiliates during 1995.

     At the end of the second quarter, the Company added six affiliates during the quarter which brings the total affiliates to 34. The Company's affiliates have more than nine million cable subscribers, from a total cable universe of 65 million. This represents a 14% share of the total U.S. cable subscribers, which the Company has accomplished in less than two years.

     Comparison of current quarter to prior year

     Revenues are up 86% versus the same quarter in 1996 due to the fact that the Company is now better established and has more broadcast affiliates. In addition, the Company is now able to charge a higher license fee to Company affiliates than in the previous year.

     Selling, general and administrative  expenses are up only 2% because of the increased activity generated by the additional sales. Program costs amortization was up 4% in the quarter due to the fact that the Company's estimate of projected revenue increased in 1996 resulted in the amortization expense to be only slightly increased, though the film library is much larger. Interest expense is up in 1997 due to the accrual of preferred stock interest.

     Comparison of current year to date versus prior year to date

     Revenues are up 154% for the six month period ended June 30 versus the prior year due to the factors mentioned above.

     Selling, general and administrative expenses are up 16% due to the factors mentioned above.

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                                  June 30, 1997


PART II.      OTHER INFORMATION


Item 1.       Legal Proceedings

                     None

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

                                          OLYMPIC ENTERTAINMENT GROUP, INC.
                                                    (Registrant)

Date: August 13, 1997                     By: /s/  Bonnie Houldsworth
     ----------------                         ---------------------------------

                                              Bonnie Houldsworth
                                              Chief Financial Officer