Form 10QSB
period 1997-09-30
OLYMPIC ENTERTAINMENT GROUP INC /NV/
filed 1997-11-13
CIK 934646

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter ended                                 Commission file number
     Sept 30, 1997                                           33-87714

                        OLYMPIC ENTERTAINMENT GROUP, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                           88-0271810
           ------                                           ----------
(State of other jurisdiction                       (IRS Employer Identification
      of incorporation)                                        Number)

   2755 E. Desert Inn Rd., Suite 200       Las Vegas, Nevada         89121
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number:    (702) 369-2588
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


As  of  September  30,  1997  there  were  2,824,552   shares  of  common  stock
outstanding.

Transitional Small Business Disclosure Format.       Yes         No   X
                                                         -----      -----

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                       ===================================

                                      INDEX

                                                                      Page No.
                                                                      --------
Part I.       Item 1.      Financial Statements
-------       -------      --------------------

              Balance Sheet - at September 30, 1997                     3-4

              Statements of Operations - for the three months ended
                  September 30, 1997 and 1996                             5

              Statements of Operations - for the nine months
                  ended September 30, 1997 and 1996                       6

              Statements of Cash Flows - for the nine month
                  ended September 30, 1997 and 1996                       7

              Notes to Financial Statements                             8-9

              Item 2.

              Management's Discussion and Analysis of
                  Financial Condition and Results
                  of Operations                                          10


Part II.          Other Information
--------          -----------------

              Items 1 through 5                                          11

                       OLYMPIC ENTERTAINMENT GROUP, INC.
                                  Balance Sheet
                               September 30, 1997
                                   (unaudited)



                                     Assets
                                     ------


Current assets:
   Cash                                                               $  168,621
   Accounts receivable                                                    16,000
   Prepaid expenses                                                       18,587
   Related party receivable                                               90,000
                                                                      ----------
     Total current assets                                                293,208
                                                                      ----------

Property and equipment, net                                              143,406
                                                                      ----------

Other assets:
   Program library                                                       978,180
   Deposits and other assets                                              96,823
                                                                      ----------
     Total other assets                                                1,075,003
                                                                      ----------

         Total assets                                                 $1,511,617
                                                                      ==========




















                             See accompanying notes.

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                                  Balance Sheet
                               September 30, 1997
                                   (unaudited)
                                   (continued)


                      Liabilities and Stockholders' Equity
                      ------------------------------------


Current liabilities:
   Notes payable                                                     $   10,000
   Accounts payable-trade                                                72,621
   Accrued expenses                                                      28,930
   Film contracts payable                                               102,000
   Current portion of long term debt                                     22,164
   Amounts due stockholders and related parties                          73,777
                                                                     ----------
     Total current liabilities                                          309,492
                                                                     ----------

Long term debt                                                           20,787
                                                                     ----------

Redeemable preferred stock:
   Preferred stock, 10% cumulative convertible,
     $.01 par value, 650,000 shares authorized,
     101,500 shares issued and outstanding,
     liquidating preference $1 per share                                203,000
                                                                     ----------

   Preferred stock, convertible, $.001 par value
     40,000 shares authorized,
     32,800 shares issued and outstanding, liquidating
     preference $3 per share (Series C)                                  65,600
   Preferred stock, convertible, $.001 par value
     98,000 shares authorized, issued and
     outstanding, liquidating preference
     $3 per share (Series D)                                            196,000
Common stock, $.01 par value, 20,000,000
   shares authorized, 2,824,552 shares issued
   and outstanding                                                       28,246
Paid in capital                                                       3,306,979
Accumulated deficit                                                  (2,618,487)
                                                                     ----------
     Total liabilities and stockholders' equity                         978,338
                                                                     ----------
       Total liabilities and stockholders' equity                    $1,511,617
                                                                     ==========



                             See accompanying notes.

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                            Statements of Operations
                           For the three months ended
                           September 30, 1997 and 1996
                                   (unaudited)



                                                   1997          1996
                                               -----------    -----------

Revenues:
   Net sales                                   $   187,300    $   305,829
                                               -----------    -----------

Amortization of program costs                        1,482         41,133
Selling, general and administrative expenses       406,380        387,826
                                               -----------    -----------

     Total expenses                                407,862        428,959
                                               -----------    -----------

Income (loss) from operations                     (220,562)      (123,130)

Other income and expenses:
     Interest expense                               (6,060)        (5,575)
                                               -----------    -----------

Net income (loss)                              $  (226,622)   $  (128,705)
                                               ===========    ===========

Net income (loss) per share                    $      (.07)   $      (.05)
                                               ===========    ===========

Weighted average shares                          2,938,681      2,849,138
                                               ===========    ===========

















                             See accompanying notes.

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                            Statements of Operations
                            For the nine months ended
                           September 30, 1997 and 1996
                                   (unaudited)



                                                   1997         1996
                                               -----------   -----------

Revenues:
   Net sales                                   $ 1,702,095   $   902,611
                                               -----------   -----------

Amortization of program costs                       39,419       105,535
Selling, general and administrative expenses     1,449,867     1,243,454
                                               -----------   -----------

     Total expenses                              1,489,286     1,348,989
                                               -----------   -----------

Income (loss) from operations                      212,809      (446,378)
                                               -----------   -----------

Other income and expenses:
   Interest income                                   2,000          --
   Interest expense                                (18,476)      (17,088)
                                               -----------   -----------


Net income (loss)                              $   196,333   ($  463,466)
                                               ===========   ===========

Net income (loss) per share                    $       .06   ($      .19)
                                               ===========   ===========

Weighted average shares                          2,938,681     2,417,154
                                               ===========   ===========















                             See accompanying notes.

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                            Statements of Cash Flows
                            For the nine months ended
                           September 30, 1997 and 1996
                                   (unaudited)


                                                                  1997                    1996
                                                               ---------                ---------

Operating activities                                           $ 461,566                ($487,058)

Investing activities:
   Investment in film library                                   (272,098)                (149,599)
   Purchase of property & equipment                              (55,055)                 (63,714)
                                                               ---------                ---------
Net cash provided by (used in)
 investing activities                                           (327,153)                (213,313)

Financing activities:
   Receivable related party                                      (90,000)                    --
   Proceeds from sale of common stock                               --                    903,787
   Repayment of notes payable and long term debt                 (18,000)                 (16,000)
   (Increase) decrease in related party payables                 (32,875)                 (75,000)
                                                               ---------                ---------
     Net cash provided by financing activities                  (140,875)                 812,787
                                                               ---------                ---------

Net increase (decrease) in cash and cash equivalents              (6,462)                 112,416

Beginning cash                                                   175,083                  118,641
                                                               ---------                ---------

Ending cash                                                    $ 168,621                $ 231,057
                                                               =========                =========

Supplemental information:

Non-cash financing activities:
   Conversion of Series A                                                                 325,000
   Note payable issued for services                                                        78,000










                             See accompanying notes.

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                          Notes to Financial Statements
                               September 30, 1997


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

                       OLYMPIC ENTERTAINMENT GROUP, INC.
                         Notes to Financial Statements
                               September 30, 1997
                                  (continued)


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

     Atthe end of the third quarter, the Company added two affiliates during the quarter which brings the total affiliates to 36. The Company's affiliates have more than nine million cable subscribers, from a total cable universe of 65 million. This represents a 14% share of the total U.S. cable subscribers, which the Company has accomplished in less than two years.

     Comparison of current quarter to prior year

     Revenues are down 38% versus the same quarter in 1996 due to the fact that the Company is now in the process of developing a different sales strategy.

     Selling, general and administrative expenses are up only 4% because of the increased activity generated by the increased affiliates. Program costs amortization was down 96% in the quarter due to the fact that the Company's estimate of projected revenue increased in 1996 resulted in the amortization expense to be decreased. Interest expense is up in 1997 due to the accrual of preferred stock interest.

     Comparison of current year to date versus prior year to date

     Revenues are up 88% for the nine month period ended September 30 versus the prior year. The Company is now better established and has more broadcast affiliates.

     Selling, general and administrative expenses are up 16 % due to the factors mentioned above.

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                               September 30, 1997


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

                                             OLYMPIC ENTERTAINMENT GROUP, INC.
                                                        (Registrant)

Date:    October 3, 1997                      By: Bonnie Houldsworth
       -------------------------                  ------------------------------
                                                  Bonnie Houldsworth
                                                  Chief Financial Officer