Form 10KSB
period 1997-12-31
OLYMPIC ENTERTAINMENT GROUP INC /NV/
filed 1998-09-01
CIK 934646

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1997

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           Commission file #: 33-87714

                        OLYMPIC ENTERTAINMENT GROUP, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                               88-0271810
           ------                                               ----------
(State or other jurisdiction                                  (IRS Employer
      of incorporation)                                   Identification Number)

             2550 E. Desert Inn Road, Suite 338, Las Vegas, NV 89121
             -------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                  Registrant's telephone number: (702) 369-2588
                                                 ---------------

           Securities registered pursuant to Section 12(b) of the Act:

                        Common Stock $0.01 Par Value NONE
                        ---------------------------------
                     (Title of Class)(Name of Each Exchange
                              on Which Registered)

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                      ----
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. (1) Yes  X   No         (2) Yes  X    No
                                           ---                     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          -----

At June 1, 1998 there were 2,169,785 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in rule 405) on that date was $339,028.

Documents incorporated by reference:  None.

                                     PART I

Item 1. Business
----------------

(a) General Development of Business
    -------------------------------

Olympic Entertainment Group, Inc. (the "Company") is a multimedia educational company and was incorporated on May 21, 1987 in the State of Nevada. The Company was originally formed to finance, produce co-produce and distribute motion pictures and television shows and pursued various opportunities through 1993, when the Company's management decided to focus upon the development of a cable television network for the distribution of children's nonviolent television programming. From 1993 through 1995 the Company developed this concept and in 1995, launched the Children's Cable Network ("CCN"). To date, the Company has had success in several markets but has experienced marginal or poor results from the efforts of licensees and has determined it to be in the Company's interest to seek to recapitalize the Company and to seek other venues of distribution.

(b) Narrative Description of Business
    ---------------------------------

The Company has created a children's educational division called Children's Cable Network ("CCN" or the "Network"). Prior to January 1998, the Company acquired, purchased, and licensed educational programming for the Children's Cable Network; specializing in nonviolent, educational, informative and special interest preschool programming, children's classics programs and G-rated children's motion pictures. The Company's present lack of any revenue and any cash reserves has resulted in cessation of these activities.

All reference to the Company in the following discussion of the business activities of the Company includes Children's Cable Network.

Children's Cable Network

CCN provides award-winning, nonviolent, educational, informative and special interest children's programming for television and in the process of providing this programming, creates business opportunities for individuals and syndications looking to get into the cable television broadcasting business.

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

Cable Affiliates

Prior to January 1, 1998, the Company licensed its programming to Cable Affiliates who would cablecast this programming on their local cable systems through the purchase of time on a leased access channel. The Company obtains Cable Affiliates through business opportunity shows and seminars, direct mail and business opportunity advertisements in national publications and on the internet. The Company licensed only one Cable Affiliate in each cable system market.

Employees

The Company currently has two employees in the corporate office in Las Vegas, Nevada, having reduced its staff from eighteen employees in order to reduce costs. None of the Company's employees are represented by a labor union.

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

The Company, through its own research, has located many award-winning children's series produced since 1950, some of which the Company plans to obtain through direct acquisition or licensing, provided the Company is able to raise the capital necessary so to do. The programming for children includes puppet shows, live action and animated characters, children's classic stories and music that is designed to teach children in a fun and entertaining way.

Library

The library of programs, many of which are award-winning, focus on educational value as well as character and morality development. To date, each series of programs is aimed at the 12 to 6 year old audience assisting them in their preparation for school. The Company owns outright or licenses under long term leases each of the following programs.

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


Item 2. Properties
------------------

The Company presently leases no space and during the report period terminated its leases in Burbank, California, and subsequently in Las Vegas, Nevada.


Item 3. Legal Proceedings
-------------------------

The Company is currently involved in the following legal matters:

The Company is a Defendant in Civil Action 96 CV 1930, Capital Funding & Financial Group, Inc., et al. vs. Olympic Entertainment Group, Inc. In this cause, Plaintiff seeks refund of approximately $120,000 paid to the Company as licensing fees in 1996. The Company intends to defend itself and pursue its claims for licensing fees owed in excess of $100,000 and for damages caused by Capital Funding through tortuous interference with various contracts.

The Company is a Defendant in Lee Van Dyke, Judy Lynn Kloepfer and William G. Chandler vs. Olympic Entertainment Group, Inc., et al., which was filed in Superior Court of Los Angeles County, Case No. BC189116, seeking class action status and alleging various allegations of violation of California securities laws, breach of contract and violation of the California Business and Professions Code. The Company intends to vigorously defend itself and deny that it ever offered or sold any securities nor did it participate in the sale of securities. The Company further intends to assert its rights to indemnity from the other defendants which were licensed broadcast rights by the Company.


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1997.

                                     PART II

Item 5. Market for Registrant's Common Equity & Related Stockholder Matters
---------------------------------------------------------------------------

(a) Market Information
----------------------

     (1)  (i)   None
          (ii)  Not applicable
          (iii)                 Fiscal Year End              Fiscal Year End
                               December 31, 1996            December 31, 1997
                               -----------------           -------------------
                               High Bid  Low Bid           High Bid    Low Bid
                               --------  -------           -------------------
     First Quarter              $3.38     $1.75             1.125       0.5625
     Second Quarter             $3.63     $1.75             1.125       0.53125
     Third Quarter              $2.38     $0.75             0.8125      0.40625
     Fourth Quarter             $1.19     $0.50             1.125       0.4375

          (iv)  Not applicable
          (v)   Not applicable

     (2)  (a) Not applicable

(b) Holders
-----------

          (1)   Title of Class                     Number of Record Holders
                --------------                     ------------------------
                Common Stock,                      Approximately 138
                $0.01 Par Value

          (2)   Not applicable

(c) Dividends
-------------

          (1)  There have never been any dividends declared by the Registrant.

          (2) Registrant's losses do not currently indicate the ability to pay cash dividends.


Item 6. Selected Financial Data
-------------------------------

                                            1997               1996                 1995               1994                1993
                                        -------------------------------------------------------------------------------------------
Income statement data:

Revenues                                $ 1,736,491         $ 2,518,253         $   358,932         $      --           $      --

Income (loss)
  from Operations                          (402,646)            378,090            (545,396)         (2,170,003)           (102,899)

Net interest expense                        (28,680)            (23,234)            (33,605)            (36,546)            (31,646)

Income (loss)
  before income taxes                      (431,326)            355,856            (579,001)         (2,176,549)           (134,545)

Income taxes                                   --                  --                  --                  --                  --

Net income
  (loss)                                $  (431,326)        $   355,856            (579,001)         (2,176,549)           (134,545)
                                        ===========         ===========         ===========         ===========         ===========




                                                 1997              1996              1995               1994               1993
                                             --------------------------------------------------------------------------------------

Per share data:
Primary:
Net income (loss)                            $      (.16)       $      0.14       $      (.30)       $     (1.92)       $      (.15)
                                             ===========        ===========       ===========        ===========        ===========

Weighted average shares
  outstanding                                  2,626,390          2,626,390         1,915,038          1,132,125            900,000

Fully diluted:
Net income (loss)                            $      (.16)       $      0.12       $      (.30)       $     (1.92)       $      (.15)
                                             ===========        ===========       ===========        ===========        ===========

Weighted average shares
  outstanding                                  2,626,390          2,922,390         1,915,038          1,132,125            900,000

Balance sheet data:

Working capital
  (deficiency)                                  (404,694)           162,296       $  (872,167)       $    10,305        $   465,138

Total assets                                   1,093,232          1,368,723           545,152            260,354            245,760

Long-term debt                                    16,623               --                --                 --                 --

Redeemable preferred stock                       203,000            203,000           213,000            213,000               --

Total stockholders' equity
  (deficiency)                                   350,676            782,004          (492,441)            86,560           (225,229)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

The Company has continued to experience severe cash flow problems  occasioned by
(i) no revenue from license renewal fees or new Broadcast  Affiliates  licenses;
(ii) the failure of the Optimist Group licensing program initiated in January 1998, and terminated by mutual consent on April 1, 1998; and (iii) the failure of the TSR program to produce significant new revenue from its cause marketing initiatives. Since January 1998, the Company has sought to reduce overhead and expenditures by (i) reducing personnel from twelve to two as of June 1, 1998 (reduced from eighteen to twelve prior to 1997 year end); (ii) ceasing to pay salaries to corporate officers; and (iii) terminating its leasehold office space at 2755 East Desert Inn Road, Suite 200, Las Vegas, Nevada 89121.

In order to generate revenue, the Company has retained a firm to license its library of children's programming to non-competitive venues of broadcast. Additionally, the Company is seeking a strategic financial partner to provide the necessary capital so that CCN can be delivered to homes via direct broadcast satellite (Primestar and Direct TV are examples of DBS). Revenue from this method of delivery can be substantial and would be derived from potential national advertisers or fees based on the number of subscribers serviced. Should the Company be unsuccessful in the next 30-45 days in either of the foregoing, it would seek to reorganize its debt and to sell its programming in an orderly proceeding under the protection of the Bankruptcy Court.




Results of Operations

The following table sets forth, for the fiscal years ended December 31, 1997, 1996, and 1995 certain items from the Company's Statement of Operations.

                                                    1997                     1996                   1995
-----------------------------------------------------------------------------------------------------------

Revenues                                         $1,736,491             $ 2,518,253             $   358,392
Expenses                                          2,139,137               2,140,163                 903,788

Income (loss) from Operations                      (402,646)                378,090                (545,396)

Other income (expense)                              (28,680)                (22,234)                (33,605)
                                                                        -----------             -----------

Income before taxes                                (431,326)                355,856                (579,001)

Provision for income taxes                             --                      --                      --

Net income (loss)                                  (431,326)            $   355,856             $  (579,001)
                                                ===========             ===========             ===========

Earnings per Share
Primary:
   Weighted Average
   Common Shares Outstanding                      2,626,390               2,626,390               1,915,038
                                                ===========             ===========             ===========


   Income (Loss) per Common Share                      (.16)            $       .14             $      (.30)
                                                ===========             ===========             ===========

Fully Diluted:
Earnings per Share
   Weighted Average
   Common Shares Outstanding                      2,626,390               2,922,390               1,915,038
                                                ===========             ===========             ===========

   Income (Loss) per Common Share                      (.16)            $       .12             $      (.30)
                                                ===========             ===========             ===========


Comparison of 1997 to 1996

The Company's activities during 1997 and 1996 consisted of developing the Company's products, licensing cable affiliates and negotiating acquisitions of rights to various children's television programs. Revenues were down thirty-one percent (31%) in 1997 versus 1996 due to the fact that cable affiliates did not renew their licensing rights and there were fewer new affiliates. The Company recognizes revenue from the network license agreements when all specified conditions have been made. During 1997 and 1996, the bulk of the Company's sales were attributed to the sale of network license agreements. The selling, general and administrative expenses were almost the same from $2,140,163 in 1996 to $2,139,137 in 1997.

Comparison of 1996 to 1995

Revenues in 1996 were up 584% versus 1995. The fees charged during 1995 ranged from $10,000 to $40,100 per affiliate based on the number of potential customers, whereas in 1996 affiliate licenses were selling for as much as $100,000 in the large cable markets. During 1996, the bulk of the Company's sales were attributable to the sale of television program rights to affiliates which increased the Company's 1996 recorded sales.

Selling, general and administrative expenses were up 146% from $903,788 in 1995 to $2,140,163 in 1996. Interest expense was down in 1996 due to the partial repayment of debt in early 1996.

Capital Resources & Sources of Liquidity

During 1997, the Company's working capital decreased to a deficiency of $404,694 compared to $162,296 at December 31, 1996, primarily due to a decrease in affiliate sales in the fourth quarter.

The Company's primary cash requirements are for operating expenses (primarily labor and general and administrative expenses) and for the acquisition of rights to additional television series. The Company's primary source of cash was from revenue which accounted for approximately 93 percent of all cash brought into the Company. The Company did obtain $125,000 in financing during the year.

During 1996, the Company's working capital increased to $162,296 compared to a deficiency of $872,167 at December 31, 1995. This was primarily due to the significant increase in affiliate sales in 1996 in addition to approximately $913,000 in proceeds from various equity financings during 1996.

The Company's primary cash requirements were for operating expenses, primarily labor and general and administrative expenses, and for the acquisition of rights to additional television series. In 1996, the Company's primary source of cash was from revenues which accounted for approximately 67% of all cash brought in to the Company. The Company also brought in approximately 33% of its cash inflows from equity financing. Historically, the Company's primary source of cash has been through program licensing.

In 1995, the Company's primary source of cash was from revenues as the revenue stream accounted for approximately 96% of all cash brought in to the Company.

Related Party Transactions

The deferred compensation features of the employment contract with Dominic Orsatti were cancelled by mutual consent during the report period.

In 1997, the Company also received legal services from firms in which another of the Company's directors is a principal. Such services totaled $83,635 for 1997, and the amount of $29,696 was payable at December 31, 1997.

The Company believes that such amounts represented the fair market value of comparable products and services that could have been obtained elsewhere under similar terms and circumstances.

Major customers

The Company made sales in excess of 10% of total revenues in 1997 to major customers as follows:

Customer:                                 Sales/% of total
---------                                 ----------------
Carousel Media Marketing                  $1,750,000  99%


Employment Contract

During 1997, Mr. Orsatti and the Company mutually agreed to terminate all deferred compensation features and the grant of options pursuant to the terms of the hereinafter described employment contract because of marginal results of operations. On January 15, 1997, the Company entered into a five year employment agreement with Mr. Orsatti, its chief executive officer, whereby Mr. Orsatti was to receive base compensation of $480,000 per year, and a bonus of $10,000 for each new affiliate added to the Company's cable television network. The agreement also granted the executive options to purchase 800,000 shares of common stock at an exercise price of 80% of the fair value of the stock at the grant date. The options vest at a rate of 20% per year during the contract term. The agreement also provided for termination payments to the executive of all accrued but unpaid salary and bonus, the rights to vested stock options and a cash payment of $5,000,000 if termination (as defined in the contract) occurs during the first contract year. The cash payment after the first contract year was an amount equal to twice the remaining base salary that would be due during the remaining contract term.

Item 8. Financial Statements
----------------------------

The following financial statements are filed with this report as pages F-1 through F-15 following the signature page

                                                                      Reference
                                                                      ---------
     Report of independent public accountants                            F-1
     Balance sheets                                                      F-2
     Statements of operations                                            F-4
     Statements of stockholders' equity                                  F-5
     Statements of cash flows                                            F-7
     Notes to financial statements                                       F-9

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
--------------------------------------------------------------------------------

There were no changes or disagreements with accountants on accounting and financial disclosures.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

The following table sets forth the name, age, and position held of each director and officer of Olympic Entertainment Group, Inc.:

Name                           Age       Position
----                           ---       --------

Dominic Orsatti                66        Chief Executive Officer and Chairman of
                                         the Board of Directors
Michael E. Marcovsky(1)        53        President, Chief Operating Officer and
                                         Director
John Holt Smith                57        Secretary and Director
H. C. Hernandez(2)             66        Executive Vice President
Kathleen Hitt(3)               48        Vice President - Public Affairs
Bonnie Houldsworth             44        Treasurer and Chief Financial Officer
Jack E. Rhodes(4)              73        Director

---------------
(1)  Resigned effective June 10, 1997
(2)  Passed away April 24, 1997
(3)  Resigned effective April 1, 1998
(4)  Resigned effective June 30, 1997

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

             BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS

Dominic Orsatti, Chairman of the Board, Chief Executive Officer and Founder, was formerly President of Orsatti Productions, Inc., a leading producer of educational films. Among Orsatti Productions credits were an NBC Children's Television Special, "All About Me", a musical television special, AGet Down", hosted by Milton Berle, more than 100 educational films and two educational children's record albums. Mr. Orsatti is the recipient of more than 18 major industry awards, including four gold and three silver medal awards by the New York International Film Festival and two Golden Babe awards awarded at the Chicagoland Film Festival. Mr. Orsatti co-wrote and was executive producer of the first place Telly award-winning "Coming To Ametrica" in 1993. He is also a member of the Writer's Guild of America.

John Holt Smith, Corporate Secretary and Director, is a senior partner of Smith & Associates and was formerly a partner in the Fort Worth, Texas firm of McDonald, Sanders, Ginsburg, Phillips, Maddox & Newkirk. As a partner, he served as Vice President of the United States Trust Company of New York and in that capacity opened the Beverly Hills, California office of the company. Mr. Smith subsequently returned to the practice of law to ultimately head the securities department of the Los Angeles firm of Bushkin, Gaims, Gaines & Jonas. In that capacity, Mr. Smith represented clients including Johnny Carson, Kareem Abdul-Jabbar, Diane Keaton, Joan Rivers, Bill Cosby, David Letterman, Neil Simon and many NBC personalities. Mr. Smith is currently engaged in the private practice of law representing broker-dealers, individuals and entities raising capital as well as preparing private placements and subsequent public offerings. Mr. Smith is a two-time graduate of Vanderbilt University (B.A. 1963, LL.B.
1966) and a member of the State Bars in Texas and California.

Bonnie Houldsworth, Treasurer and Chief Executive Officer, started her public accounting career at Laventhol & Horwath. Ms. Houldsworth has been a founding principal in a Las Vegas public accounting firm since 1987, Houldsworth, Russo & Company, which is a full service accounting firm in which she specializes in accounting and auditing for highly regulated industries such as banks, mortgage companies and gaming companies. Ms. Houldsworth obtained a Bachelor of Science in Accounting in June 1984 from the University of Nevada, Las Vegas, and became a licensed Certified Public Accountant in Nevada and California.

Item 11. Executive Compensation
-------------------------------

The table below sets forth the payroll and consulting compensation for fiscal 1997 for the executive officers and directors of the Company.

Name of Individual        Capacities in Which Served                Compensation
--------------------------------------------------------------------------------
Dominic Orsatti           Chairman and Chief Executive Officer          $235,000
Michael E. Marcovsky      President, Chief Operating Officer
                          and Director                                   $60,000
John Holt Smith           Secretary and Director                        *$83,635
Bonnie Houldsworth        Treasurer and Chief Financial Officer        **$36,568
H. C. Hernandez           Vice President                                 $12,000
Kathleen Hitt             Vice President, Public Affairs                 $56,200
Jack Rhodes               Director                                   ***$103,700

---------------

*    Represents moneys paid to law firms in which Mr. Smith is a principal.

** Represents moneys paid to Houldsworth, Russo & Company, a firm in which Ms. Houldsworth is a principal and an accountant.

*** Paid to Encore Entertainment, Inc., a company in which Mr. Rhodes is a principal, for video production services.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

As of December 31, 1997, there were 2,824,552 Common Shares outstanding. The following tabulates holdings of Common Shares of the Company by each person who, subject to the above, are holders of record or are known by Management to own beneficially more than 5.0% of the Common Shares and, in addition, by all directors and officers of the Company individually and as a group.

                                         Table I - Common Stock
Name and Address                         Number of Shares of        Percentage
of Beneficial Owner                      Common Stock Owned(1)     of Ownership
-------------------                      ---------------------     ------------

Dominic Orsatti(2)                             800,000             28.32 Percent
2550 E. Desert Inn Road #338
Las Vegas, Nevada  89121

Nevada Entertainment Partners, Ltd.(2)         800,000             28.32 Percent
2550 E. Desert Inn Road #338
Las Vegas, Nevada  89121

John Holt Smith                                  8,000             .0028 Percent
1925 Century Park East #1600
Los Angeles, California  90067

All Directors and Officers as a Group (3)      808,000           28.3228 Percent

---------------

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

                      Table 2 - Series "C" Preferred Shares
                      -------------------------------------

                                        Number of Series "C"         Percent of
Name and Address                        Preferred Shares(1)             Class
----------------                        -------------------             -----

Dominic Orsatti(2)                            12,000                    36.58%
2550 East Desert Inn Road, Suite 338
Las Vegas, Nevada  89121

Nevada Entertainment Partners Ltd.(2)         12,000                    36.58%
2550 East Desert Inn Road, Suite 338
Las Vegas, Nevada  89121

John Holt Smith                                8,000                    24.39%
1925 Century Park East #1600
Los Angeles, California  90067

All Directors & Officers
as a group (3)                                20,000                    60.97%

----------

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

                      Table 3 - Series "D" Preferred Shares
                      -------------------------------------

                                           Number of Series "D"      Percent of
Name and Address                           Preferred Shares(1)         Class
----------------                           -------------------         -----

Dominic Orsatti(2)                              98,000                  100%
2755 East Desert Inn Road, Suite 200
Las Vegas, Nevada  89121

Nevada Entertainment Partners Ltd.(2)           98,000                  100%
2755 East Desert Inn Road, Suite 200
Las Vegas, Nevada  89121

All Directors & Officers
as a group (3)                                  98,000                  100%

                                     PART IV

Item 14. Exhibits, Financial Statements, and Reports on Form 8-K
----------------------------------------------------------------

(a)  Financial Statements

                                                             Reference
                                                             ---------
     Report of independent public accountants                   F-1
     Balance sheets                                             F-2
     Statements of operations                                   F-4
     Statements of stockholders' equity                         F-5
     Statements of cash flows                                   F-7
     Notes to financial statements                              F-9

(b)  Reports on form 8-K
     None

(c)  Exhibits
     None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this ____ day of ______, 1998:

Olympic Entertainment Group, Inc.


By:  /s/ Dominic Orsatti
   -----------------------------------           Date:
         Dominic Orsatti, Chairman and                --------------------------
         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person on behalf of the Registrant and in the capacity and on the date indicated.

NAME & POSITION                                               DATE


/s/ Dominic Orsatti
-------------------------------------                ----------------------
Dominic Orsatti,
Chairman & Chief Executive Officer


/s/  John Holt Smith
-------------------------------------                ----------------------
John Holt Smith
Corporate Secretary & Director


/s/  Bonnie Houldsworth
-------------------------------------                ----------------------
Bonnie Houldsworth
Treasurer and Chief Financial Officer

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                                  Balance Sheet
                                December 31, 1997
                                   (unaudited)



                                     Assets
                                     ------


Current assets:
   Cash and cash equivalents                                        $    15,504
   Accounts receivable - trade                                           15,535
   Accounts receivable - officer                                         87,200
                                                                    -----------

     Total current assets                                               118,239
                                                                    -----------

   Property and equipment, at cost                                      178,707
     Less accumulated depreciation                                      (35,046)
                                                                    -----------

                                                                        143,661
Other assets:
   Film library                                                         817,557
   Deposits and other assets                                             13,775
                                                                    -----------

                                                                        831,332
                                                                    -----------

     Total assets                                                   $ 1,093,232
                                                                    ===========


                             See accompanying notes.

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                                  Balance Sheet
                                December 31, 1997
                                   (unaudited)
                                   (continued)

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
   Notes payable                                                    $   135,000
   Current portion of long term debt                                     22,164
   Accounts payable-trade                                               234,778
   Accrued expenses                                                     101,295
   Amounts due related party                                             29,696
                                                                    -----------

     Total current liabilities                                          522,933

Long term debt                                                           16,623

Redeemable preferred stock:
   Preferred stock, 10% cumulative convertible,
     $.01 par value, 650,000 shares authorized,
     101,500 and 106,500 shares issued and
     outstanding, in 1996 and 1995 liquidating
     preference $1 per share                                            203,000

   Preferred stock, convertible, $.01 par value
     5,000,000 total shares authorized,
   Preferred stock, convertible, 40,000 shares
     authorized, 32,800 shares issued and outstanding,
     $10 per share liquidating preference (Series C)                     65,600

Preferred stock, convertible, 98,000 shares
   authorized, issued and outstanding
   $3 par share liquidating preference (Series D)                       196,000

Common stock, $.01 par value, 20,000,000
   shares authorized, 2,824,552 shares issued
   and outstanding                                                       28,246
Paid in capital                                                       3,306,979
Accumulated deficit                                                  (3,246,149)
                                                                    -----------

                                                                        350,676
                                                                    -----------

       Total liabilities and stockholders' equity                   $ 1,093,232
                                                                    ===========



                             See accompanying notes.

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                             Statements of Operation
                 For the years ended December 31, 1997 and 1996
                                   (unaudited)



                                                       1997             1996
                                                   -----------      -----------

Revenue                                            $ 1,736,491      $ 2,518,253

Costs and expenses:

   General and administrative                        2,139,137        1,955,163
   General and administrative - related
     parties                                                 0          185,000
                                                   -----------      -----------

     Total expenses                                  2,139,137        2,140,163
                                                   -----------      -----------

Income (loss) from operations                         (402,646)        (378,090)

Other income and (expenses):
     Interest expense                                  (28,680)         (23,234)
     Other                                                   0            1,000
                                                   -----------      -----------

                                                       (28,680)         (22,234)
                                                   -----------      -----------

Net income before income taxes                        (431,326)         355,856
Provision for income taxes                                --               --
                                                   -----------      -----------

Net income (loss)                                  $  (431,326)     $   355,856
                                                   ===========      ===========

Net income (loss) per share                        $     (0.16)     $      0.14
                                                   ===========      ===========

Weighted average shares                              2,626,390        2,626,390
                                                   ===========      ===========


                             See accompanying notes.




                               OLYMPIC ENTERTAINMENT GROUP, INC.
                               Statement of Stockholders' Equity
                        For the years ended December 31, 1997 and 1996
                                          (unaudited)



                                         Common                      Preferred
                                         Shares         Amount         Shares         Amount
                                      -----------    -----------    -----------    -----------

Balance December 31, 1995               1,978,500    $    19,785    $   163,300    $   586,600

Issuance of common shares for cash        218,181          2,182           --             --
Exercise of common stock warrants         320,500          3,205           --             --
Issuance of common shares
    for services                           91,500            915           --             --
Conversion of Series A preferred
    stock                                 325,000          3,250        (32,500)      (325,000)
Conversion of redeemable preferred
   stock                                    5,000             50           --             --
Compensation attributed to stock
   options                                   --             --             --             --
Net income for the year                      --             --             --             --
                                      -----------    -----------    -----------    -----------

Balance December 31, 1996               2,938,681         29,387        130,800        261,600

Cancellation of shares at par value          --         (114,129)        (1,141)          --

Net (loss) for the year                      --             --             --             --
                                      -----------    -----------    -----------    -----------

Balance December 31, 1997               2,824,552    $    28,246        130,800    $   261,600
                                      ===========    ===========    ===========    ===========


(Continued)

                                      Additional
                                      Paid - In    Accumulated
                                       Capital       Deficit         Total
                                     -----------   -----------    -----------

Balance December 31, 1995            $ 1,858,853   $(3,170,679)   $  (705,441)

Issuance of common shares for cash        280,605          --          282,787
Exercise of common stock warrants         637,795          --          641,000
Issuance of common shares
    for services                          182,085          --          183,000
Conversion of Series A preferred
    stock                                 321,750          --             --
Conversion of redeemable preferred
   stock                                    9,950          --           10,000
Compensation attributed to stock
   options                                 14,800          --           14,800
Net income for the year                      --         355,856        355,856
                                      -----------   -----------    -----------

Balance December 31, 1996               3,305,838    (2,814,823)       782,002

Cancellation of shares at par value          --           1,141          --

Net (loss) for the year                      --        (431,326)      (431,326)
                                      -----------   -----------    -----------

Balance December 31, 1997             $ 3,306,979   $(3,246,149)   $   350,676
                                      ===========   ===========    ===========

                             See accompanying notes

                                       F-5

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                            Statements of Cash Flows
                 For the years ended December 31, 1997 and 1996
                                   (unaudited)

                                                            1997         1996
                                                         ---------    ---------
Operating activities                                     $(431,326)   $ 355,856

Net income (loss)
Adjustments to reconcile net income
   (loss) to net cash:
   Depreciation                                             20,197        7,300
   Amortization of film costs                              128,355        9,473
   Common stock issued for services                           --        197,800
   Film masters rights charged off                          74,876      198,218
   Debt issued in lawsuit settlement                          --         73,880
   (Increase) decrease in accounts receivable              304,465     (320,000)
   (Increase) decrease in prepaid expenses                  12,145       26,114
   (Increase) in other assets                                  248         (531)
   Increase (decrease) in accrued expenses                  34,725      (21,467)
   Increase (decrease) in deferred revenue                    --       (607,008)
   Increase (decrease) in accounts payable                  95,230     (103,702)
   Increase in accounts payable - related party            (76,956)     102,667
                                                         ---------    ---------

     Total adjustments                                     593,285     (437,256)
                                                         ---------    ---------

Net cash provided by (used in) operating activities        161,959      (81,400)
Cash flows from investing activities:
   (Increase) in film library                             (275,287)    (592,829)
   Purchase of property and equipment                      (61,887)     (94,874)
                                                         ---------    ---------
Net cash provided by (used in)
   Investing activities                                   (337,174)    (687,703)
Cash flows from financing activities:
   Decrease in deferred offering costs                        --           --
   Common stock sold for cash                                 --        923,787
   Advances to stockholder                                 (87,200)        --
   Repayment of stockholder loans                             --        (78,313)
   Proceeds from notes payable                             125,000         --
   Repayment of notes payable                                 --        (10,000)
   Repayment of long-term debt                             (22,164)     (12,929)
                                                         ---------    ---------
Net cash provided by (used in)
   financing activities                                     15,636      825,545
Net increase in cash and cash equivalents                 (159,579)      56,442

Beginning cash                                             175,083      118,641
                                                         ---------    ---------

Ending cash                                              $  15,504    $ 175,083
                                                         =========    =========


                             See accompanying notes.

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                          Notes to Financial Statements
                                December 31, 1997


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

     Organization
     ------------
     The Company was incorporated on May 21, 1987, in the State of Nevada, and is in the business of acquiring, licensing and distributing non-violent educational, informational and special interest television programming for children. The Company does business as the "Children's Cable Network" ("CCNII"), which is comprised of individuals or entities, known as Broadcast Affiliates, who license the Company's programs to air in the various cable markets throughout the United States. The Company commenced the sale of broadcast licenses to such affiliates during 1995.

     Estimates
     ---------
     Timely preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures, some of which may require revision in future periods.

     Fixed assets
     ------------
     Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period. The cost of repairs and maintenance is charged to operations as incurred and significant renewals or betterments are capitalized.

     The Company depreciates its office equipment utilizing the straight line method over a period of five years. The Company has recorded $20,197 and $9,473 of depreciation expense for the years ended December 31, 1997 and 1996, respectively.

     Film Library
     ------------
     The Company amortizes the costs of its film library over the estimated economic life of the film using the film forecast method in accordance with SFAS #53. The amortization periods begin at the time the films are available for showing by the Company's Broadcast Affiliates. When the Company concludes that any such costs will not benefit future periods said costs are charged to operations for the period. During the years ended December 31, 1997 and 1996, the Company made adjustments to reduce the carrying value of its film library of $74,876 and $198,218, respectively.

     Amortization charged to operations during 1997 and 1996 aggregated $128,355 and $9,473, respectively (See Note 6).

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                          Notes to Financial Statements
                                December 31, 1997
                                   (continued)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Revenue recognition
     -------------------
     The Company recognizes revenue from network license agreements not related to specific programming over the term of the agreements. Revenue from the sale of licenses for television program rights is recorded in accordance with SFAS #53, which provides for recognition of revenue at the beginning of the license period when specific conditions have been met.

     Cash and cash equivalents
     -------------------------
     Cash and cash equivalents consist of cash and other highly liquid debt instruments with a maturity of less than three months.

     Advertising
     -----------
     Advertising expenses are charged to expense upon first showing. Amounts charged to expense were $39,937 and $12,017 for the years ended December 31, 1997 and 1996, respectively.

     Fair value of financial instruments
     -----------------------------------
     The Company's short-term financial instruments consist of cash and cash equivalents, accounts and loans receivable, and accounts payable and accruals. The carrying amounts of these financial instruments approximates fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable, trade. During the year the Company maintained cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. The Company has several major customers, (see Note 9) the loss of any one of which could have a material negative impact upon the Company.

     Stock-based compensation
     ------------------------
     The Company adopted Statement of Financial Accounting Standard No. 123 (FAS
     123), Accounting for Stock-Based Compensation beginning with the Company's first quarter of 1996. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees, and has provided in Note 2 pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method prescribed by FAS 123 had been applied in measuring compensation expense.

     Earnings (loss) per share
     -------------------------
     In February 1997, the Financial Accounting Standards Board (AFASB") issued SFAS No.128, AEarnings Per Share." SFAS No. 128 supersedes and simplifies the existing computational guidelines under Accounting Principles Board (AAPB") Opinion No. 15, "Earnings Per Share."

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                          Notes to Financial Statements
                                December 31, 1997
                                   (continued)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Earnings (loss) per share (continued)
     -------------------------------------
     The statement is effective for financial statements issued for periods ending after December 15, 1997. Among other changes, SFAS No. 128 eliminates the presentation of primary earnings per share and replaces it with basic earnings per share for which common stock equivalents are not considered in the computation. It also revises the computation of diluted earnings per share. The Company has adopted SFAS No. 128 and there is no material impact to the Company's earnings per share, financial condition, or results of operations. The Company's earnings per share have been restated for all periods presented to be consistent with SFAS No. 128.

     The earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding for the period. Common stock equivalents are excluded from the computation if their effect would be antidilutive.

     Recent Pronouncements
     ---------------------
     SFAS No. 130, AReporting Comprehensive Income", establishes guidelines for all items that are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements. The statement is effective for all periods beginning after December 15, 1997 and reclassification of financial statements of financial statements for earlier periods will be required for comparative purposes. To date, the company has not engaged in transactions which would result in any significant difference between its reported net loss and comprehensive net loss as defined in the statement.

NOTE 2. STOCKHOLDERS' EQUITY

     During the periods covered by these financial statements the Company issued securities in reliance upon an exemption from registration with the Securities and Exchanges Commission. Although the Company believes that the sales did not involve a public offering and that it did comply with the exemptions from registration, it could be liable for recession of said sales if such exemption was found not to apply. The Company has not received a request for rescission of shares nor does it believe that its probable that its shareholders would pursue rescission nor prevail if such action were undertaken.

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

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                          Notes to Financial Statements
                                December 31, 1997
                                   (continued)

NOTE 2. STOCKHOLDERS' EQUITY (CONTINUED)

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

     During May 1996, in connection with a lawsuit settlement (see Note 8), the Company issued common stock purchase warrants for 329,500 shares to an individual. The warrants are exercisable for a period of eighteen months from the date of issue at a price of $2 per share. The Company has not recorded any expense related to the warrants as the estimated fair value of the warrants is less than the exercise price at the grant date.

     During the year ended December 31, 1997, the Company reacquired and canceled certain of its shares issued for services which had not been completed. The shares were retired at their par value.

     During July 1996, the Company adopted the 1996 Employee Stock Option Plan for the benefit of certain employees, officers, directors and consultants. The Company also filed a Registration Statement of form S-8 to register these shares. The number of common shares reserved under the plan is 800,000. The plan provides that the option price on the grant date shall not be less than the fair market value on such date. During July 1996 the Company issued 360,000 options exercisable at $1.40 per share under the plan which expire after ten years unless exercised. During December 1996, the Company granted additional options under the plan for 370,000 shares exercisable at $.60 for a ten year period.

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                          Notes to Financial Statements
                                December 31, 1997
                                   (continued)

NOTE 2. STOCKHOLDERS' EQUITY (CONTINUED)

     The following is a summary of the transactions in the plan:

                                                     Range of      Weighted
                                      Shares         exercise       Average
                                                      prices         Price
                                    ----------        ------         -----

Balance December 31, 1995
   Granted                             730,000     $ .60 - 1.40     $  .99
   Canceled                               --            --             --
   Exercised                              --            --             --
                                    ----------     ------------     ------

Balance December 31, 1996
   and 1997                            730,000     $ .60 - 1.40     $  .99

Options available at
   December 31, 1996 and 1997           70,000

     As of the date of the financial statements none of the options had been exercised.

     The weighted average fair value at the date of grant for options granted during 1996 was $1.00 per option. The fair value of the options at the date of grant was estimated using the Black-Scholes model with assumptions as follows:

      Month of grant                 July              December
      --------------                 ----              --------

       Market value                $   1.75            $   .75
       Expected life                     10                 10
       Interest rate                   6.96%              6.29%
       Volatility                     57.30%             76.34%
       Dividend yield                  0.00%              0.00%

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

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                          Notes to Financial Statements
                                December 31, 1997
                                   (continued)

NOTE 3.  INCOME TAXES (CONTINUED)

     The Company currently has net operating loss carryforwards aggregating approximately $1,202,000 which expire beginning in 2003. The principal difference between the Company's book operating losses and income tax operating losses results from the issuance of and subscriptions for common stock and preferred stock during 1994 and 1996 for services. The effects of these differences are expected to be permanent in nature, therefore no deferred tax asset had been recorded related thereto.

     The Company did not provide Federal income taxes for the year ended December 31, 1997 due to an operating loss.

     Taxes at the federal statutory rate of 34% for the year ended December 31, 1996 amounted to $121,000, however utilization of the Company's net operating loss carryforward has reduced the provision for income taxes as reported on the accompanying statement of operations to $0.

     The Company is unable to predict future taxable income that would enable it to utilize the deferred tax asset arising from the future value of the net operating loss and therefore the deferred tax asset of approximately
     $408,000 related thereto is fully reserved. The Company realized approximately $121,000 of deferred tax assets applicable to the tax loss carryforward used in 1996.

NOTE 4. RELATED PARTY TRANSACTIONS

     During the years ended December 31, 1994 and 1993, certain officers and shareholders made advances to the Company for working capital purposes. During 1996 the Company repaid $75,313, the balance payable by the Company of $3,985 at December 31, 1996 was repaid during 1997. Additionally, the Company made $87,200 of cash advances to its president during 1997. The advances will be paid out of future bonuses.

     Included in amounts due to stockholders at December 31, 1997 is a balance due to an entity controlled by one of the Company's directors who is also a stockholder. The Company received legal services of $108,062 and $185,000 for the years ended December 31, 1997 and 1996, respectively, provided by a firm associated with one of its directors and had a year end balance due such firm of $29,696. Additionally, the Company purchased program rights and production costs from another related entity of $113,625 and $166,511 during the years ended December 31, 1997 and 1996, respectively. During the year ended December 31, 1997, the Company purchased program rights from an officer/stockholder in the amount of $18,000.

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                          Notes to Financial Statements
                                December 31, 1997
                                   (continued)


NOTE 5. NOTES PAYABLE AND LONG-TERM DEBT

     Long-term debt consists of an obligation arising from the settlement of a lawsuit (see Note 8). Monthly payments of $2,000, including interest imputed at 8% per annum, are due for a 40 month period beginning June 1, 1996. Principal payments due in the years ended December 31, 1998 and 1999 are $22,164 and $16,623, respectively.

     Notes payable consists of a short-term loan of $10,000 made in March 1993 from an individual pursuant to a debenture bearing interest at 10% per annum and originally due on March 30, 1994. The holder of the debenture has the right to convert the debenture into common stock of the Company at the rate of one share of common stock for each one dollar due on the debenture. During March, 1994, the holder of the debenture agreed to extend the due date on the debenture to March 30, 1995. The note has not been extended and is considered to be due on demand by the holder. Also included in notes payable are a series of four notes aggregating $125,000 which were issued by the Company in December 1997. The notes are due during September 1998 with interest at 10% per annum payable quarterly. The notes are secured by an aggregate of 250,000 shares of the Company's common stock controlled by an officer of the Company. The fair value of the pledged shares is equivalent to the face amount of the notes at the issue date of the notes.

NOTE 6. FILM LIBRARY

     At December 31, 1997, the Company's film library consisted of the following:

                   License costs                   $ 912,935
                   Mastering costs                    43,235
                                                   ---------

                                                     956,170
                   Less accumulated depreciation    (138,613)
                                                   ---------

                                                   $ 817,557
                                                   =========


     During 1997 and 1996 the Company incurred costs in connection with the rights to air certain programing, including film mastering costs, through the medium of cable television. The costs incurred and amortization are as follows:

                                                1997       1996
                                              --------   --------
             Costs incurred                   $275,287   $592,829
             Amortization                      128,355      9,473

     Additionally, during 1996, the Company charged off to expense the net unamortized cost of programming, aggregating $198,218, acquired in prior

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                          Notes to Financial Statements
                                December 31, 1997
                                   (continued)

NOTE 6. FILM LIBRARY

     periods that it no longer intends to distribute. During 1997, the Company charged off to expense the value of film masters delivered to network affiliates that have not renewed their license agreements.

NOTE 7. COMMITMENTS AND CONTINGENCIES

     During July, 1996, the Company entered into a lease for office space in Las Vegas, Nevada for a sixty month period ending August 31, 2001 at a monthly rental of $10,145, increasing by approximately 3.5% per year throughout the lease. Rent expense was $143,158 and $92,042 for the years ended December 31, 1997 and 1996.

NOTE 8. LITIGATION

     Herklotz v. Olympic Entertainment Group, Inc., et. Al Los Angeles Superior Court Case No. BC 127498.

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

NOTE 9. INFORMATION ABOUT MAJOR CUSTOMERS

     The Company, whose customers arrange for programming to air on local cable systems in their respective licensed territories under leased access rules of the Federal Communication Commission, made sales in excess of 10% of total revenues for the years ended December 31, 1997 and 1996 as follows:

              Customer                      Sales/%          Receivable at 12/31
     ----------------------------      ------------------    -------------------
     1996:
     Carousel Media Marketing          $  1,550,000    62%       $  320,000
     Capital Funding                        269,840    11%             --

     1997:
     Carousel Media Marketing          $  1,735,000   100%             --

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                          Notes to Financial Statements
                                December 31, 1997
                                   (continued)


NOTE 10. BASIS OF PRESENTATION

     The accompanying financial statements have been prepared on a "going concern" basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.

     The Company has incurred operating losses during the years ended December 31, 1995 and 1994 aggregating $579,001 and $2,176,549, respectively. The Company had net income for the year ended December 31, 1996 of $355,856, and a loss from operations of $431,326 for the year ended December 31, 1997. There can be no assurance that profitable operations will be attained due to the Company's reliance on one major customer, which ability to generate significant revenues from the use of the company's programming has not been demonstrated.

     Profitable operations are dependent upon, among other factors, the Company's ability to obtain equity or debt financing and the Company's ability to finance, produce and/or acquire and distribute its educational films. Management plans to continue to sell additional affiliate licenses and to renew expiring licenses and to seek additional equity financing. Additionally, management is exploring plans for a merger of the Company with another operating entity.