Form 10KSB
period 1998-12-28
OLYMPIC ENTERTAINMENT GROUP INC /NV/
filed 1999-04-15
CIK 934646

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1998
                                             ------------------

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

             2550 E. Desert Inn Road, Suite 338, Las Vegas, NV 89121
             -------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                  Registrant's telephone number: (702) 369-2588

           Securities registered pursuant to Section 12(b) of the Act:

         Common Stock $0.01 Par Value                       NONE
         ----------------------------                ---------------------
             (Title of Class)                       (Name of Each Exchange
                                                      on Which Registered)

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                 ---------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

At December 31, 1998 there were 2,169,785 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in rule 405).

Documents incorporated by reference:  None.

                                     PART I

Item 1. Business
        ---------

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

Employees

The Company currently has no employees in the corporate office in Las Vegas, Nevada, having reduced its staff from eighteen employees in order to reduce costs. The Company is being run by Directors.

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


Item 2. Properties
        ----------

The Company presently leases no space and during the report period terminated its leases in Burbank, California, and subsequently in Las Vegas, Nevada.


Item 3. Legal Proceedings
        -----------------

The Company is a party to the following litigation:

Capital Funding & Financial Group, Inc., et al, v. Olympic Entertainment Group, Inc., et al, Civil Action No. 96- CV-1930, in the District Court, City and County of Denver, Colorado: Although the Company is one of the Plaintiffs in this case, in which it sought to recover $100,000 from the Defendants, on the Defendant's counterclaim, a default judgement, due to extraordinary circumstances, was entered against the Plaintiff for $1,000,000. The Company expects that the default judgement will be set aside and that it will recover the $100,000 sought in its complaint.

Lee Van Dyke, et al, v. Children's Cable Network, Olympic Entertainment Group, Inc., et al, Case No. BC 189116 in the Superior Court of the State of California for the County of Los Angeles: This case was filed as a class action but, with several months having passed, it has never been certified as such. It is the Company's position that this case is without merit and will ultimately be dismissed or the Company will prevail on the merits. However, Defendants Pacific Health Management Inc. d/b/a Carousel Media Marketing and James Alex have filed a cross-complaint for indemnity, apportionment of fault, and contribution, which the Company also believes has no merit.

Desert Inn Office Center II Limited Partnership, et al, v. Olympic Entertainment Group, Inc., et al, Case No. A394431 in the District Court of Clark County,
Nevada: This is a civil action brought by the Company's former landlord resulting from breach of an unexpired lease. While the landlord sought extensive damages for major tenant improvements, back rent of some $88,000, and future rent for the balance of the term of the lease, the premises previously occupied by the Company have been relet to a new tenant, so that, under the rule that a landlord must mitigate his damages, the Company's liability has been substantially reduced. Accordingly, the Company expects that this case will be settled.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1998.

                                     PART II

Item 5. Market for Registrant's Common Equity & Related Stockholder Matters
        -------------------------------------------------------------------

(a)      Market Information
         ------------------
         (1)      (i)      None
                  (ii)     Not applicable
                  (iii)    Fiscal Year End               Fiscal Year End
                          December 31, 1997              December 31, 1998
                          High Bid   Low Bid         High Bid        Low Bid
                          ------------------         -----------------------
         First Quarter     $1.12     $0.56            $ .05            $ .01
         Second Quarter    $1.12     $0.53            $ .05            $ .01
         Third Quarter     $0.81     $0.40            $ .05            $ .01
         Fourth Quarter    $1.12     $0.43            $ .05            $ .01

                           (iv)             Not applicable
                           (v)              Not applicable
         (2)      (a)      Not applicable

(b)      Holders
         -------

         (1)      Title of Class            Number of Record Holders
                  --------------            ------------------------
                  Common Stock,             Approximately 138
                  $0.01 Par Value

         (2)      Not applicable

(c)      Dividends
         ---------

         (1)     There have never been any dividends declared by the Registrant.
         (2) Registrant's losses do not currently indicate the ability to pay cash dividends.


Item 6. Selected Financial Data


                                1998           1997            1996              1995              1994
                              ---------     ----------       ----------        ---------        ----------
Income statement data:

Revenues                      $  5,950      $1,736,491       $2,518,253        $ 358,932        $    --

Income (loss)
    from Operations           (681,380)       (402,646)         378,090         (545,396)       (2,170,003)

Net interest expense            (1,622)        (28,680)         (23,234)         (33,605)          (36,546)




Income (loss)
    before income taxes                (817,742)          (431,326)           355,856          (579,001)        (2,176,549)

Income taxes                               --                 --                 --                --                 --

Net income (loss)                   $  (817,742)       $  (431,326)       $   355,856       $  (579,001)       $(2,176,549)
                                    ===========        ===========        ===========       ===========        ===========


                                         1998              1997              1996             1995                1994
                                    -----------        -----------        -----------       -----------        -----------
Per share data:
Primary:
Net income (loss)                   $      (.31)       $      (.16)       $       .14       $      (.30)       $     (1.92)
                                    ===========        ===========        ===========       ===========        ===========
Weighted average shares
    outstanding                       2,626,390          2,626,390          2,626,390         1,915,038          1,132,125

Fully diluted:
Net income (loss)                   $      (.31)       $      (.16)       $       .12       $      (.30)       $     (1.92)
                                    ===========        ===========        ===========       ===========        ===========
Weighted average shares
    outstanding                       2,626,390          2,626,390          2,922,390         1,915,038          1,132,125

Balance sheet data:
Working capital
    (deficiency)                    $(1,096,649)       $  (404,694)       $   162,296       $  (872,167)       $    10,305
Total assets                            836,141          1,093,232          1,368,723           545,152            260,354

Long-term debt                             --               16,623               --                --                 --
Redeemable preferred
    stock                               203,000            203,000            203,000           213,000            213,000
Total stockholders' equity
    (deficiency)                       (266,817)           350,676            782,004          (492,441)            86,560



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

The Company has continued to experience severe cash flow problems  occasioned by
(I) no revenue from license renewal fees or new Broadcast  Affiliates  licenses;
(ii) the failure of the Optimist Group licensing program initiated in January 1998, and terminated by mutual consent on April 1, 1998; and (iii) the failure of the TSR program to produce significant new revenue from its cause marketing initiatives. Since January 1998, the Company has sought to reduce overhead and expenditures by (I) eliminating all paid personnel; (ii) ceasing to pay salaries to corporate officers; and (iii) terminating its leasehold office space at 2755 East Desert Inn Road, Suite 200, Las Vegas, Nevada 89121.

In order to generate revenue, the Company has retained a firm to license its library of children's programming to non-competitive venues of broadcast. Additionally, the Company is seeking a strategic financial partner to provide the necessary capital so that CCN can be delivered to homes via direct broadcast satellite (Primestar and Direct TV are examples of DBS). Revenue from this method of delivery can be substantial and would be derived from potential national advertisers or fees based on the number of subscribers serviced. Should the Company be unsuccessful in the next 120 days in either of the foregoing, it would seek to reorganize its debt and to sell its programming in an orderly proceeding under the protection of the Bankruptcy Court.

Results of Operations

The following table sets forth, for the fiscal years ended December 31, 1998, 1997, and 1996 certain items from the Company's Statement of Operations.

                                            1998                 1997                 1996
                                     ------------------   ------------------    -----------------

Revenues                             $            5,950   $        1,736,491    $       2,518,253
Expenses                                        687,330            2,139,137            2,140,163

Income(loss) from Operations         (          681,380)  (          402,646)             378,090
Other income (expense)               (          136,362)  (           28,680)   (          22,234)

Income before taxes                  (          817,742)  (          431,326)             355,856
Provision for income taxes                           --                   --                   --
Net income (loss)                    $(         817,742)  $(         431,326)   $         355,856
                                     ==================    =================    =================

Earnings per Share
Primary:
    Weighted Average
    Common Shares Outstanding                 2,626,390            2,626,390            2,626,390
                                     ==================   ==================    =================

    Income (Loss) per Common
    Share                            $(             .31)  $(             .16)   $             .14
                                     ==================   ==================    =================
Fully Diluted:
Earnings per share
    Weighted Average
    Common Shares Outstanding                 2,626,390            2,626,390            2,626,390
                                     ==================   ==================    =================

    Income (Loss) per Common
    Share                            $(             .31)  $(             .16)   $             .12
                                     ==================   ==================    =================

Comparison of 1998 to 1997

The Company's activities during 1998 consisted of closing down operations and trying to sell the Company. Cable affiliates had not renewed their licensing rights and new cable affiliates had not been sold. The selling, general and administrative expenses were down since the operations ceased.

Comparison of 1997 to 1996

The company's activities during 1997 and 1996 consisted of developing the Company's products, licensing cable affiliates and negotiating acquisitions of rights to various children's television programs. Revenues were down thirty-one percent (31%) in 1997 versus 1996 due to the fact that cable affiliates did not renew their license agreements when all specified conditions have been made. During 1997 and 1996, the bulk of the Company's sales were attributed to the sale of network license agreements. The selling and general and administrative expenses were almost the same from $2,140,163 in 1996 to $2,139,137 in 1997.

Capital Resources & Sources of Liquidity

During 1998, the Company's working capital decreased to a deficiency of $1,096,649 compared to $(404,694) at December 31, 1997, primarily due to the operations ceasing.

During 1997, the Company's working capital decreased to a deficiency of $404,694 compared to $162,296 at December 31, 1996. This was primarily due to the significant decrease in affiliate sales in the fourth quarter.

The Company's primary cash requirements were for operating expenses, primarily labor and general and administrative expenses, and for the acquisition of rights to additional television series. The Company's primary source of cash was from revenues which accounted for approximately 93% of all cash brought in to the Company. The Company did obtain $125,000 in financing during the year.

Related Party Transactions

All deferred compensation to Officers and Directors was forgiven during 1997.

Major customers

The Company made sales in excess of 10% of total revenues in 1997 to major customers as follows:

Customer:                                        Sales/% of total
--------------------------------------------------------------------------------
Carousel Media Marketing                    $1,750,000        99%

Employment Contract

During 1998, Mr. Orsatti and the Company mutually agreed to terminate all deferred compensation features and a five -year compensation agreement entered into on January 15, 1997. Mr. Orsatti retains executive options to purchase 400,000 shares of common stock at an exercise price of 80% of the fair value of the stock at the grant date.

Item 8. Financial Statements
        ---------------------

The following financial statements are filed with this report as pages F-1 through F-__ following the signature page

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

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

The following table sets forth the name, age, and position held of each director and officer of Olympic Entertainment Group, Inc.:

Name                      Age            Position
----                      ---            --------

Dominic Orsatti           67             Chief Executive Officer and Chairman of
                                         the Board of Directors
John Holt Smith           58             Secretary and Director
Bonnie Houldsworth        45             Treasurer and Chief Financial Officer
---------------

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

Item 11. Executive Compensation
-------------------------------

The table below sets forth the payroll and consulting compensation for fiscal 1998 for the executive officers and directors of the Company.

Name of Individual            Capacities in Which Served            Compensation
--------------------------------------------------------------------------------

Dominic Orsatti         Chairman and Chief Executive Officer           $ 0
John Holt Smith         Secretary and Director                        *$ 0
Bonnie Houldsworth      Treasurer and Chief Financial Officer        **$ 0

---------------

*    Represents moneys paid to law firms in which Mr. Smith is a principal.
** Represents moneys paid to Houldsworth, Russo & Company, a firm in which Ms. Houldsworth is a principal and an accountant.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

As of December 31, 1998, there were 2,824,552 Common Shares outstanding. The following tabulates holdings of Common Shares of the Company by each person who, subject to the above, are holders of record or are known by Management to own beneficially more than 5.0% of the Common Shares and, in addition, by all directors and officers of the Company individually and as a group.


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


--------------

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

(b)      Reports on form 8-K
         -------------------

         None

(c)      Exhibits
         --------
         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of April, 1999:

Olympic Entertainment Group, Inc.


By:  /s/ Dominic Orsatti                             Date:    4/14/99
     -------------------------------------
         Dominic Orsatti, Chairman and
         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person on behalf of the Registrant and in the capacity and on the date indicated.

NAME & POSITION                                       DATE
---------------                                       ----


/s/ Dominic Orsatti                                  4/14/99
-----------------------------------------            -------
Dominic Orsatti,
Chairman & Chief Executive Officer


/s/  John Holt Smith                                 4/14/99
-----------------------------------------            -------
John Holt Smith
Corporate Secretary & Director


/s/  Bonnie Houldsworth                              4/14/99
-----------------------------------------            -------
Bonnie Houldsworth
Treasurer and Chief Financial Officer

                       OLYMPIC ENTERTAINMENT GROUP, INC.
                                 Balance Sheet
                                December 31, 1998
                                  (unaudited)



                                     Assets
                                     ------
Current assets:
   Cash and cash equivalents                                            $     31
   Accounts receivable - trade                                             4,680
   Accounts receivable - other                                             1,598
                                                                        --------

     Total current assets                                                  6,309
                                                                        --------

Other assets:
   Film library                                                          817,557
   Deposits and other assets                                              12,275
                                                                        --------

                                                                         829,832
                                                                        --------

     Total assets                                                       $836,141
                                                                        ========




                             See accompanying notes.

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                                  Balance Sheet
                                December 31, 1998
                                   (unaudited)
                                   (continued)

                      Liabilities and Stockholders' Equity
                      ------------------------------------


Current liabilities:
   Notes payable                                                    $   234,596
   Accounts payable-trade                                               446,440
   Accrued expenses                                                     166,236
   Amounts due related party                                            255,686
                                                                    -----------

     Total current liabilities                                        1,102,958
                                                                    -----------

Redeemable preferred stock:
   Preferred stock, 10% cumulative convertible,
     $.01 par value, 650,000 shares
     authorized,  101,500 and 106,500shares
     issued and outstanding, in 1996 and 1995
     liquidating preference
     $1 per share                                                       203,000

   Preferred stock, convertible, $.01 par value
     5,000,000 total shares authorized,                                  65,600
   Preferred stock, convertible, 40,000 shares authorized, 32,800 shares issued and outstanding, $10 per share liquidating preference (Series C)

Preferred stock, convertible, 98,000 shares
   authorized, issued and outstanding
   $3 par share liquidating preference (Series D)                       196,000

Common stock, $.01 par value, 20,000,000
   shares authorized, 2,824,552 shares issued
   and outstanding                                                       28,246
Paid in capital                                                       3,306,979
Accumulated deficit                                                  (4,066,642)
                                                                    -----------

                                                                       (266,817)
                                                                    -----------

       Total liabilities and stockholders' equity                   $   836,141
                                                                    ===========





                             See accompanying notes.

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                             Statements of Operation
                 For the years ended December 31, 1998 and 1997
                                   (unaudited)



                                                       1998             1997
                                                   -----------      -----------

Revenue                                            $     5,950      $ 1,736,491

Costs and expenses:

   General and administrative                          687,330        2,139,137
   General and administrative - related
     parties                                                 0                0
                                                   -----------      -----------

     Total expenses                                    687,330        2,139,137
                                                   -----------      -----------

Income (loss) from operations                         (681,380)        (402,646)

Other income and (expenses):
     Interest expense                                   (1,622)         (28,680)
     Loss on sale of assets                           (134,740)               0
                                                   -----------      -----------

                                                      (136,362)         (28,680)
                                                   -----------      -----------

Net loss before income taxes                          (817,742)        (431,326)
                                                   -----------      -----------

Net (loss)                                         $  (817,742)     $  (431,326)
                                                   ===========      ===========

Net (loss) per share                               $      (.31)     $     (0.16)
                                                   ===========      ===========

Weighted average shares                              2,626,390        2,626,390
                                                   ===========      ===========












                             See accompanying notes.


                                         OLYMPIC ENTERTAINMENT GROUP, INC.
                                         Statement of Stockholders' Equity
                                  For the years ended December 31, 1998 and 1997
                                                    (unaudited)


                                                                                            Additional
                                     Common                       Preferred                  Paid - In    Accumulated
                                     Shares       Amount          Shares       Amount        Capital       Deficit        Total
                                   ---------    -----------    -----------   -----------   -----------   -----------    -----------

Balance December 31, 1996          2,938,681    $    29,387    $   138,800   $   261,600   $ 3,305,838   $(2,814,823)   $   782,002

Cancellation of shares
 at par value                      (114,129)        (1,141)          --            --           1,141          --             --

Net (loss) for the year                 --             --             --            --            --        (431,326)       431,326
                                 -----------    -----------    -----------   -----------   -----------   -----------    -----------

Balance December 31, 1997          2,824,552         28,246        130,800       261,600     3,306,979    (3,246,149)       350,676

Prior period adjustment                 --             --             --            --            --          (2,751)        (2,751)

Net loss for the year                   --             --             --            --            --        (817,742)      (817,742)
                                 -----------    -----------    -----------   -----------   -----------   -----------    -----------

Balance December 31, 1998          2,824,552    $    28,246        130,800   $   261,600   $ 3,306,979   $(4,066,642)      (469,817)
                                 ===========    ===========    ===========   ===========   ===========   ===========    ===========











                                              See accompanying notes

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                            Statements of Cash Flows
                 For the years ended December 31, 1998 and 1997
                                   (unaudited)

                                                           1998          1997
                                                        ---------     ---------
Net (loss)                                              $(817,742)    $(431,326)
Adjustments to reconcile net income
   (loss) to net cash:
   Depreciation                                             4,337        20,197
   Amortization of film costs                                --         128,355
   Sale of assets                                         126,208          --
   Film masters rights charged off                           --          74,876
   (Increase) decrease in accounts receivable               9,257       304,465
   (Increase) decrease in prepaid expenses                   --          12,145
   (Increase) in other assets                               1,500           248
   Increase (decrease) in accrued expenses                 82,618        34,725
   Increase (decrease) in accounts payable                235,463        95,230
   Increase in accounts payable - related party           255,686       (76,956)
                                                        ---------     ---------

     Total adjustments                                    715,069       593,285
                                                        ---------     ---------

Net cash provided by (used in)
 operating activities                                    (102,673)      (81,400)
Cash flows from investing activities:
   (Increase) in film library                                --        (275,287)
   Purchase of property and equipment                        --         (61,887)
                                                        ---------     ---------
Net cash provided by (used in)
   Investing activities                                      --        (337,174)
Cash flows from financing activities:
   Common stock sold for cash                                --         923,787
   Advances to stockholder                                 87,200       (87,200)
   Proceeds from notes payable                               --         125,000
   Repayment of long-term debt                               --         (22,164)
                                                        =========     ---------
Net cash provided by (used in)
   financing activities                                    87,200        15,636
Net decrease in cash and cash equivalents                 (15,473)     (159,579)

Beginning cash                                             15,504       175,083
                                                        ---------     ---------

Ending cash                                             $      31     $  15,504
                                                        =========     =========








                             See accompanying notes.

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                          Notes to Financial Statements
                                December 31, 1998


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

     Organization
     -------------
     The Company was incorporated on May 21, 1987, in the State of Nevada, and is in the business of acquiring, licensing and distributing non-violent educational, informational and special interest television programming for children. The Company does business as the "Children's Cable Network" ("CCNII"), which is comprised of individuals or entities, known as Broadcast Affiliates, who license the Company's programs to air in the various cable markets throughout the United States. The Company commenced the sale of broadcast licenses to such affiliates during 1995.

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

     The Company depreciates its office equipment utilizing the straight line method over a period of five years. The Company has recorded $4,337 and $20,197 of depreciation expense for the years ended December 31, 1998 and 1997, respectively.

     Film Library
     ------------
     The Company amortizes the costs of its film library over the estimated economic life of the film using the film forecast method in accordance with SFAS #53. The amortization periods begin at the time the films are available for showing by the Company's Broadcast Affiliates. When the Company concludes that any such costs will not benefit future periods said costs are charged to operations for the period. During the year ended December 31, 1997, the Company made adjustments to reduce the carrying value of its film library of $74,876.

     Amortization  charged to operations during 1997 aggregated  $128,355.  (See
     Note 6).

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                          Notes to Financial Statements
                                December 31, 1998
                                   (continued)

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

     Advertising
     -----------
     Advertising expenses are charged to expense upon first showing. Amounts charged to expense were $7,840 and $39,937 for the years ended December 31, 1998 and 1997, respectively.

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

     Earnings (loss) per share
     -------------------------
     InFebruary 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No.128, "Earnings Per Share." SFAS No. 128 supersedes and simplifies the existing computational guidelines under Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share."

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                          Notes to Financial Statements
                                December 31, 1998
                                   (continued)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Earnings (loss) per share (continued)
     -------------------------------------
     The statement is effective for financial statements issued for periods ending after December 15, 1998. Among other changes, SFAS No. 128 eliminates the presentation of primary earnings per share and replaces it with basic earnings per share for which common stock equivalents are not considered in the computation. It also revises the computation of diluted earnings per share. The Company has adopted SFAS No. 128 and there is no material impact to the Company's earnings per share, financial condition, or results of operations. The Company's earnings per share have been restated for all periods presented to be consistent with SFAS No. 128.

     The earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding for the period. Common stock equivalents are excluded from the computation if their effect would be antidilutive.

     Recent Pronouncements
     ---------------------
     SFAS No. 130, "Reporting Comprehensive Income", establishes guidelines for all items that are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements. The statement is effective for all periods beginning after December 15, 1998 and reclassification of financial statements of financial statements for earlier periods will be required for comparative purposes. To date, the company has not engaged in transactions which would result in any significant difference between its reported net loss and comprehensive net loss as defined in the statement.

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

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                          Notes to Financial Statements
                                December 31, 1998
                                   (continued)

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

     During the year ended December 31, 1998, the Company reacquired and canceled certain of its shares issued for services which had not been completed. The shares were retired at their par value.

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

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                          Notes to Financial Statements
                                December 31, 1998
                                   (continued)

NOTE 2. STOCKHOLDERS' EQUITY (CONTINUED)

     The following is a summary of the transactions in the plan:

                                                  Range of         Weighted
                                     Shares      exercise          Average
                                                  prices            Price
                                     ------      --------         ---------
Balance December 31, 1997
   and 1998                          730,000    $  .05-$60            .32

Options available at
   December 31, 1997 and 1998        70,000

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

     The Company currently has net operating loss carryforwards aggregating approximately $3,000,000 which expire beginning in 2003. The principal difference between the Company's book operating losses and income tax operating losses results from the issuance of and subscriptions for common stock and preferred stock during 1994 and 1996 for services. The effects of these differences are expected to be permanent in nature, therefore no deferred tax asset had been recorded related thereto.

     The Company did not provide Federal income taxes for the year ended December 31, 1997 due to an operating loss.

     The Company is unable to predict future taxable income that would enable it to utilize the deferred tax asset arising from the future value of the net operating loss and therefore the deferred tax asset of approximately $680,000 related thereto is fully reserved.

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                          Notes to Financial Statements
                                December 31, 1998
                                   (continued)


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

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                          Notes to Financial Statements
                                December 31, 1998
                                   (continued)


NOTE 6. FILM LIBRARY

     At December 31, 1998, the Company's film library consisted of the following:

              License costs                           $   912,935
              Mastering costs                              43,235
                                                      -----------

                                                          956,170

              Less accumulated depreciation              (138,613)
                                                      -----------
                                                      $   817,557
                                                      ===========

     During 1997 the Company incurred costs in connection with the rights to air certain programing, including film mastering costs, through the medium of cable television. The costs incurred and amortization are as follows:

                                                           1997
                                                       -----------
                Costs incurred                         $   275,287
                Amortization                               128,355

     During 1997, the Company charged off to expense the value of film masters delivered to network affiliates that have not renewed their license agreements.

NOTE 7. COMMITMENTS AND CONTINGENCIES

     During July, 1996, the Company entered into a lease for office space in Las Vegas, Nevada for a sixty month period ending August 31, 2001 at a monthly rental of $10,145, increasing by approximately 3.5% per year throughout the lease. Rent expense was $138,586 and $143,158 for the years ended December 31, 1998 and 1997.

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                          Notes to Financial Statements
                                December 31, 1998
                                   (continued)




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

NOTE 9. INFORMATION ABOUT MAJOR CUSTOMERS

     The Company, whose customers arrange for programming to air on local cable systems in their respective licensed territories under leased access rules of the Federal Communication Commission, made sales in excess of 10% of total revenues for the years ended December 31, 1997 as follows:

          Customer                         Sales           Receivable at 12/31
         ---------                         -----           -------------------
         1997:
         Carousel Media Marketing      $ 1,735,000 100%       $     --

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                          Notes to Financial Statements
                                December 31, 1998
                                   (continued)


NOTE 10. BASIS OF PRESENTATION

     The accompanying financial statements have been prepared on a "going concern" basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.

     The Company has incurred operating losses during the years ended December 31, 1995 and 1994 aggregating $579,001 and $2,176,549, respectively. The Company had net income for the year ended December 31, 1996 of $355,856, and a loss from operations of $431,326 for the year ended December 31, 1997 and a loss from operations of $817,742 for the year ended December 31, 1998. There can be no assurance that profitable operations will be attained due to the Company's reliance on one major customer, which ability to generate significant revenues from the use of the company's programming has not been demonstrated.

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