Form 10-Q
period 1999-03-31
OLYMPIC ENTERTAINMENT GROUP INC /NV/
filed 1999-05-25
CIK 934646

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                      For the quarter ended March 31, 1999

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

                  Registrant's telephone number: (702) 369-2588

           Securities registered pursuant to Section 12(b) of the Act:

     Common Stock $0.01 Par Value                           NONE
     ----------------------------                           ----
           (Title of Class)                        (Name of Each Exchange
                                                     on Which Registered)

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                 --------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. (1) Yes X No (2) Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. [ X ]

At March 31, 1999 there were 3,297,785 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in rule 405).

Documents incorporated by reference:  None.

                                    PART I

Item 1. Business
----------------

(a) General Development of Business
    -------------------------------

Olympic Entertainment Group, Inc. (the "Company") is a multimedia educational company and was incorporated on May 21, 1987 in the State of Nevada. The Company was originally formed to finance, produce, co-produce and distribute motion pictures and television shows and pursued various opportunities through 1993, when the Company's management decided to focus upon the development of a cable television network for the distribution of children's nonviolent television programming. From 1993 through 1995 the Company developed this concept and in 1995, launched the Children's Cable Network ("CCN"). To date, the Company has had success in several markets but has experienced marginal or poor results from the efforts of licensees overall and has determined it to be in the Company's interest to seek to recapitalize the Company.

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

Children's Cable Network

In the past, CCN provided award-winning, nonviolent, educational, informative and special interest children's programming for television and in the process of providing this programming, created business opportunities for individuals and syndications looking to get into the cable television broadcasting business.

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

The cable television industry is subject to both regulatory restrictions implemented primarily by the Federal Communications Commission, ("FCC") and also legislation which affects the communications and broadcast industries in general.

The Children's Television Act of 1990 established new requirements including that each broadcasting station must provide programs that serve the educational and informational needs of young viewers. Accordingly, broadcasters must limit the amount of advertising aired during children's programming and must provide programs that meet the educational and informational needs of children.

Cable Affiliates

Prior to January 1, 1998, the Company licensed its programming to Cable Affiliates who would cablecast this programming on their local cable systems through the purchase of time on a leased access channel. The Company obtained Cable Affiliates through business opportunity shows and seminars, direct mail and business opportunity advertisements in national publications and on the Internet. The Company licensed only one Cable Affiliate in each cable system market. The Company has no cash available to continue this effort.

Employees

The Company currently has no employees in the corporate office in Las Vegas, Nevada, having reduced its staff from eighteen employees in order to reduce costs. The Company is being run by Directors.

Competition

The Company's business is very competitive. The Company is in competition with many cable companies, none of which specialize in nonviolent, educational programming. Many competitors exist which have greater financial resources and/or more experience in the delivery of programming than the Company. The Company competed with all other broadcasters of children's programming. On cable television, competitors included The Family Channel, The Learning Channel, PBS, Nickelodeon and The Disney Channel.

Programming

The Company's programs consisted of nonviolent, educational, informative and special interest videotapes and films which taught positive character development and morality in addition to introductions to numbers, letters and music. Each program was approximately 25 minutes in length, which left five minutes of time for the Cable Affiliate to sell commercial advertisements, sponsorships, and/or create and produce locally originated programming. Overall, the Affiliates did not meet with enough success to support the continued operation of CCN.

The Company, through its own research, had located many award-winning children's series produced since 1950, some of which the Company planned to obtain through direct acquisition or licensing, providing that the Company was able to raise the capital necessary so to do. The Company was unsuccessfulin those efforts. The programming for children included puppet shows, live action and animated characters, children's classic stories and music that was designed to teach children in a fun and entertaining way.

Library

The Company still owns many programs outright and has multi-year licenses to others. To date, each series of programs is aimed at the 1 1/2- to 6-year-old audience, assisting them in their preparation for school. The Company owns outright or licenses under long-term leases each of the following programs.

            Olympic Entertainment Group, Inc. Library of Programming


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


         Feature Length Movies
         Fifteen movies with Tarzan, Abbott and Costello, Danny Kaye and Shirley Temple, among others.


Item 2.       Properties
------------------------

The Company presently leases no space and during the report period terminated its leases in Burbank, California, and subsequently in Las Vegas, Nevada.


Item 3.      Legal Proceedings
------------------------------

The Company is currently involved in the following legal matters:

The Company is a Defendant in Civil Action 96 CV 1930, Capital Funding & Financial Group, Inc., et al. vs. Olympic Entertainment Group, Inc. In this cause, Plaintiff seeks refund of approximately $120,000 paid to the Company as licensing fees in 1996. The Company intends to defend itself and pursue its claims for licensing fees owed in excess of $100,000 and for damages caused by Capital Funding through tortuous interference with various contracts. A default judgment in excess of $1,000,000 was entered against the Company on November 2, 1998 under allegedly improper circumstances. A motion to set aside the default judgment is pending.

The Company is a Defendant in Lee Van Dyke, Judy Lynn Kloepfer and William G. Chandler vs. Olympic Entertainment Group, Inc., et al., which was filed in Superior Court of Los Angeles County, Case No. BC189116, seeking class action status and alleging various allegations of violation of California securities laws, breach of contract and violation of the California Business and Professions Code. The Company is also named as an adverse party in a cross-complaint filed in the same case by Pacific Health Management, Inc. d/b/a Carousel Mdia marketing and James Alex. The Company intends to vigorously defend itself and deny that it ever offered or sold any securities nor did it participate in the sale of securities. The Company further intends to assert its rights to indemnity from the other defendants which were licensed broadcast rights by the Company.

The Company is a defendant in Case No. A394431 in he District Court of Clark County, Nevada, entitled Desert Inn Office III, Limited Partnership, et al. vs. Olympic entertainment Group, Inc., et al. The alledged total for rent and "build out" charges is $229,765.43 according to the lawsuit. The Company has not started nor has it responded to any discovery motions in this case.


Item 4.     Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------

No matters were submitted to a vote of security holders during the first quarter ended March 31, 1999.

                                     PART II

Item 5.      Market for Registrant's Common Equity & Related Stockholder Matters
--------------------------------------------------------------------------------

(a) Market Information
----------------------
         (1)      (i)      None
                  (ii)     Not applicable
                  (iii)       First Quarter                  First Quarter
                              March 31, 1999                 March 31, 1998
                              --------------                 --------------
                              High Bid Low Bid              High Bid  Low Bid
                              ----------------              -----------------
         First Quarter          $0.01   $0.01                $0.51      $0.25

                  (iv)     Not applicable
                  (v)      Not applicable
         (2)      (a)      Not applicable

(b) Holders
-----------
         (1)      Title of Class                     Number of Record Holders
                  --------------                     ------------------------
                  Common Stock,                      Approximately 300
                  $0.01 Par Value

         (2)      Not applicable

(c) Dividends
-------------

          (1)  There have never been any dividends declared by the Registrant.

          (2) Registrant's losses do not currently indicate the ability to pay cash dividends.


Item 6.   Selected Financial Data
---------------------------------
                                                Three Months Ending March 31,
                                                    1999             1998
                                                    ----------------------
Income statement data:

Revenues                                        $      -0-        $   3,800
Income (loss)
  from operations                              ($   51,338)      ($ 158,596)

Net Interest Expense                            $    1,973        $     -0-

Income (Loss)
  before income taxes                          ($   49,365)      ($ 158,596)

Income tax                                      $      -0-        $     -0-

Net income
  (loss)                                       ($   49,365)      ($ 158,596)
                                                ==========        =========

                                                         March 31,
                                                   1999              1998
Per share data:                                    ----------------------

Primary:

Net income (loss)                                ($49,365)        ($158,596)

Weighted average shares
  outstanding                                    3,277,785         2,169,785

Net income (loss)                                  ($0.15)           ($0.07)

Balance sheet data:

Working capital
  (deficiency)                                        $-0-            $6,723

Total assets                                      $101,325          $980,218

Long-term debt                                      22,164            22,164


Total stockholders' equity                    ($1,438,560)          $392,327
  (deficiency)

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

Should the Company be unsuccessful in seeking a financial partner in the next 60 days, it would seek to reorganize its debt and to sell its programming in an orderly proceeding under the protection of the Bankruptcy Court.


Comparison of 1999 to 1998

The Company's activities in the first quarter of 1999 consisted of attempting to find a financial partner to avoid filing for bankruptcy. In the first quarter of 1998, the Company unsuccessfully attempted to license cable affiliates and was working with Optimists International to set up a network with clubs in cities with attractive demographics. There were no revenues in the first quarter of 1999 versus minimal revenues from a few operating CNN Affiliates in the first quarter of 1998. The Company recognized revenue from the network license agreements when all specified conditions had been made. In the first quarter of 1998, Company sales were attributed to network license agreements. The selling, general and administrative expenses were $51,485 in 1999, reflecting the close-down of operations and $162,396 in 1998.

Comparison of 1998 to 1997

The Company's activities during 1998 and 1997 developed Company products, licensed cable affiliates and negotiated acquisitions of rights to various children's television programs. Revenues were down in 1998 versus 1997 due to the fact that cable affiliates did not renew their license agreements when all specified conditions had been met. During 1998 and 1997, the bulk of the Company's sales were attributed to the sale of network license agreements. The selling and general and administrative expenses were almost the same.



Capital Resources & Sources of Liquidity

During the first quarter of 1999 working capital decreased due to lack of activity.

In 1998, cash requirements were for operating expenses, primarily labor and general and administrative expenses, and for the acquisition of rights to additional television series licensing.

In 1997, the Company's primary source of cash was from licensing agreements which accounted for almost all of the cash brought into the Company.

Related Party Transactions

All deferred  compensation  to Officers and Directors  has been  forgiven  since
1997.

Major customers

The Company had no major customers in the first quarter of 1999. Carousel Marketing was the Company's major customer in 1998 and 1997. In 1998, Carousel broke off its relationship with the Company. Both are now in litigation over related matters to agreements.

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

Item 8. Financial Statements
----------------------------

The following financial statements are filed with this report as pages F-1 through F-4 following the signature page:

                                                          Reference
                                                          ---------
         Balance sheets                                     F-1
         Statements of operations                           F-2

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
--------------------------------------------------------------------------------

There were no changes or disagreements with accountants on accounting and financial disclosures.




                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

The following table sets forth the name, age and position held of each director and officer of Olympic Entertainment Group, Inc.:

Name                         Age         Position
----                         ---         --------

Dominic Orsatti              66          Chief Executive Officer and Chairman
John Holt Smith              57          Secretary and Director
Bonnie Houldsworth           44          Treasurer and Chief Financial Officer
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

Item 11. Executive Compensation

The table below sets forth the payroll and consulting compensation for fiscal 1998 for the executive officers and directors of the Company.

Name of Individual        Capacities in Which Served                Compensation
------------------        --------------------------                ------------
Dominic Orsatti           Chairman and Chief Executive Officer          $-0-
John Holt Smith           Secretary and Director                        $-0-
Bonnie Houldsworth        Treasurer and Chief Financial Officer         $-0-


Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

As of March 31, 1999 there were 3,297,785 Shares outstanding. The following tabulates holdings of Common Shares of the Company by each person who, subject to the above, are holders of record or are known by Management to own beneficially more than 5.0% of the Common Shares and, in addition, by all directors and officers of the Company individually and as a group.

                                            Table I - Common Stock
Name and Address                            Number of Shares of                  Percentage
of Beneficial Owner                         Common Stock Owned(1)               of Ownership
-------------------                         ---------------------               ------------

Dominic Orsatti(2)                               800,000                        24.26 Percent
2550 E. Desert Inn Road #338
Las Vegas, Nevada  89121

Nevada Entertainment Partners, Ltd.(2)           800,000                        24.26 Percent
2550 E. Desert Inn Road #338
Las Vegas, Nevada  89121

John Holt Smith                                    8,000                        .0024 Percent
1925 Century Park East #1600
Los Angeles, California  90067

All Directors and Officers as a Group (3)        808,000                        24.50 Percent


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

                      Table 2 - Series "C" Preferred Shares
                      -------------------------------------

                                          Number of Series "C"      Percent of
Name and Address                          Preferred Shares(1)         Class
----------------                          -------------------         -----

Dominic Orsatti(2)                              12,000                36.58%
2550 East Desert Inn Road, Suite 338
Las Vegas, Nevada  89121

Nevada Entertainment Partners Ltd.(2)           12,000                36.58%
2550 East Desert Inn Road, Suite 338
Las Vegas, Nevada  89121

John Holt Smith                                  8,000                24.39%
1925 Century Park East #1600
Los Angeles, California  90067

All Directors & Officers
as a group (three individuals)                  20,000                60.97%

---------------------

(1) Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned, subject to applicable community property laws
(2) Includes Nevada Entertainment Partners, Ltd. and Dominic Orsatti, the managing general partner thereof, who together constitute a "group," as that term is defined in Section 13D of the Securities Exchange Act of 1934, as amended.

                      Table 3 - Series "D" Preferred Shares
                      -------------------------------------
                                           Number of Series "D"      Percent of
Name and Address                           Preferred Shares(1)          Class
----------------                           -------------------          -----

Dominic Orsatti(2)                                98,000                100%
2755 East Desert Inn Road, Suite 200
Las Vegas, Nevada  89121

Nevada Entertainment Partners Ltd.(2)             98,000                100%
2755 East Desert Inn Road, Suite 200
Las Vegas, Nevada  89121

All Directors & Officers
as a group (three individuals)                    98,000                100%

----------------------

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

                                     PART IV

Item 14. Exhibits, Financial Statements, and Reports on Form 8-K
----------------------------------------------------------------

(a)      Financial Statements
         ---------------------

                                                             Reference
                                                             ---------
         Balance sheets                                          F-1
         Statements of operations                                F-2



(b)      Reports on form 8-K
         -------------------
         None

(c)      Exhibits
         --------
         None


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Olympic Entertainment Group, Inc.


By:  /s/ Dominic Orsatti                              Date:   May 21, 1999
     ---------------------------------                      --------------------
         Dominic Orsatti, Chairman and
         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person on behalf of the Registrant and in the capacity and on the date indicated.

NAME & POSITION                                                  DATE


/s/ Dominic Orsatti                                           May 21, 1999
----------------------------------                    --------------------------
Dominic Orsatti,
Chairman & Chief Executive Officer


/s/  John Holt Smith                                          May 21, 1999
----------------------------------                    --------------------------
John Holt Smith
Corporate Secretary & Director

                       Olympic Entertainment Group, Inc.
                                 Balance Sheet
                              As of March 31, 1999


                                                                Mar 31, '99
                                                               ------------
ASSETS
     Current Assets
         Checking/Savings
             Pioneer Citizens-OEG                                       1.78
                                                            ----------------
         Total Checking/Savings                                         1.78
         Accounts Receivable
             Accounts Receivable                                   20,680.00
                                                            ----------------
         Total Accounts Receivable                                 20,680.00
         Other Current Assets
             A/R Allowance for bad debts                          (20,680.00)
                                                            ----------------
          Total Other Current Assets                              (20,680.00)
                                                            ----------------
     Total Current Assets                                               1.78
     Other Assets
         Accum Amort-License Costs                               (844,770.00)
         Accum Amort-Mastering Costs                              (11,400.00)
         License Cost-PP Film Cost-Oth                            912,935.00
         Mastering Costs-PP film costs                             43,235.27
         Trademarks                                                 1,323.00
                                                            ----------------
     Total Other Assets                                           101,323.27
                                                            ----------------

TOTAL ASSETS                                                      101,325.05
                                                            ================
LIABILITIES & EQUITY
     Liabilities
         Current Liabilities
             Accounts Payable
                 Accounts Payable                                 495,621.15
                                                            ----------------
             Total Accounts Payable                               495,621.15
             Other Current Liabilities
                 Accounts payable                                   9,558.00
                 Accrued interest                                 113,299.09
                 Accrued Lease Loss                               351,029.00
                 Accrued Wages & Payroll Taxes                     86,500.00
                 Contract Payable-Kidstreet                        16,250.00
                 Contract Payable-Rod Rocket                       40,000.00
                 Current portion - LTD                             22,164.50
                 Due to D. Orsatti                                255,840.87
                 Note payable - Herkl                              14,623.00
                 Loan                                              50,000.00
                 Loan                                              25,000.00
                 Loan                                              25,000.00
                 Loan                                              25,000.00
                 Note pay - Wolveck                                10,000.00
                                                            ----------------
             Total Other Current Liabilities                    1,044,264.46
                                                            ----------------

         Total Current Liabilities                              1,539,885.61
                                                            ----------------
     Total Liabilities                                          1,539,885.61
     Equity
         Add'l paid in capital                                  3,394,314.36
         Common stock                                              30,028.00
         Preferred stock ser C                                     65,600.00
         Preferred Series D                                       196,000.00
         Preferred stock                                          203,000.00
         Retained Earnings                                     (5,326,887.92)
         Net Income                                               (49,365.00)
         Stock Subscriptions                                       48,750.00
                                                            ----------------
     Total Equity                                              (1,438,560.56)
                                                            ----------------

TOTAL LIABILITIES & EQUITY                                        101,325.05
                                                            ================

                       Olympic Entertainment Group, Inc.
                            Statement of Operations
                           January through March 1999


                                                              Jan - Mar '99
                                                              -------------
    Ordinary Income/Expense
        Income
             Interest Income                                       147.18
                                                              -----------
        Total Income                                               147.18
        Expense
             Bank Charges                                           30.91
             Legal & Prof Fees                                      50.00
             Office costs                                           90.00
             Payroll Expenses                                     (251.11)
             Postage & Courier                                      14.99
             Rent expense                                       51,379.33
             Shareholder expenses                                  341.10
             Telephone                                            (169.44)
                                                              -----------

        Total Expense                                           51,485.78
                                                              -----------
    Net Ordinary Income                                        (51,338.60)
    Other Income/Expense
        Other Expense
             Tax Provision                                      (1,973.60)
                                                              -----------

        Total Other Expense                                     (1,973.60)
                                                              -----------

    Net Other Income                                             1,973.60
                                                              -----------

    Net Income                                                 (49,365.00)
                                                              ===========