Form 10KSB/A
period 1998-12-31
OLYMPIC ENTERTAINMENT GROUP INC /NV/
filed 1999-06-03
CIK 934646

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

                                      NONE
                                 --------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. (1) Yes X No (2) Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

At December 31, 1998 there were 2,973,080 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in rule 405).

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

Additionally, the Cable Act of 1992 mandated that every cable system with more than thirty-six channels and less than 55 activated channels must designate 10 percent of their capacity to leased access. Systems with greater than 55 activated channels must set aside 15 percent of their capacity to leased access. In addition, the Federal Communications Act of 1984 provides individuals and groups the opportunity to use the public, educational and government access channels offered by the cable companies. Systems with fewer than 36 activated channels are not required to make lease channel capacity available unless otherwise required to do so by terms of the franchise in effect on December 29, 1994. The Cable Television Act of 1992 renewed government supervision of the franchised cable television industry which was deregulated by the Cable Act of 1984. Both Acts are amendments to the Communications Act of 1934. The Cable Television Act of 1992 ("1992 Act") authorized the FCC to implement rate and service regulation for certain basic cable television services and to create regulations that will increase competition to franchised cable operators. On April 1, 1993, the FCC announced several features of the rules it planned to implement in connection with the 1992 Act. Most of the announced rules concerned rate regulation for franchised services as well as a temporary rate freeze and rollback. In order to promote competition with franchised cable operators, the FCC announced program access regulations as part of the Act. These provisions essentially allow competitive cable operators to purchase television programming at fair prices. Management believes that these provisions of the Act may result in lower operating costs for the Company, however, there can be no guarantee that revisions in said regulation will not materially affect the Company.

The cable television industry is subject to both regulatory restrictions implemented primarily by the Federal Communications Commission, ("FCC") and also legislation which affects communications and broadcast industries in general.

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

           Olympic Entertainment Group, Inc.'s Library Of Programming

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

         Feature-Length Films
         Fifteen movies with Tarzan, Abbott and Costello, Danny Kaye and Shirley Temple, among others.


Item 2. Properties
------------------

The Company presently leases no space and during the report period terminated its leases in Burbank, California, and subsequently in Las Vegas, Nevada.


Item 3. Legal Proceedings
-------------------------

The Company is currently involved in the following legal matters:

The Company is a Defendant in Civil Action 96 CV 1930, Capital Funding & Financial Group, Inc., et al. vs. Olympic Entertainment Group, Inc. In this cause, Plaintiff seeks refund of approximately $120,000 paid to the Company as licensing fees in 1996. The Company intends to defend itself and pursue its claims for licensing fees owed in excess of $100,000 and for damages caused by Capital Funding through tortuous interference with various contracts. A default judgment in excess of $1,000,000 was entered against the Company on November 2, 1998 under allegedly improper circumstances. The default order was stayed at a subsequent hearing. A motion to set aside the judgment is pending.

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

The Company is a defendant in Case No. A394431 in the District Court of Clark county, Nevada, entitled Desert Inn Office III, Limited Partnership, et al. vs. Olympic Entertainment Group, Inc., et al. The alleged total for rent and "build out" charges is $229,765.43 according to the lawsuit. The Company has not started nor has it responded to any discovery motions in this case.


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


                                     PART II

Item 5. Market for Registrant's Common Equity & Related Stockholder Matters
---------------------------------------------------------------------------

(a)      Market Information
         (1)      (i)      None
                  (ii)     Not applicable
                  (iii)             Fiscal Year End                      Fiscal Year End
                                    December 31, 1998                    December 31, 1997
                                    -----------------                    -----------------
                                    Low Bid     High Ask               Low Bid     High Ask
                                    -------     --------               -------     --------
         First Quarter              $0.25        $0.63                 $0.56         $1.13
         Second Quarter             $0.13         $0.44                $0.50         $1.31
         Third Quarter              $0.03         $0.16                $0.41         $0.88
         Fourth Quarter             $0.01         $0.04                $0.44         $1.14

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


Item 6. Selected Financial Data
-------------------------------

                                                       1998                 1997
                                                    ----------------------------
Income statement data:

Revenues                                               $2,800        $1,736,491

Income (loss)
  from Operations                                 ($1,779,890)        ($476,326)

Net interest expense                                 ($35,185)         ($28,680)

Income (loss)
  before income taxes                             ($1,779,890)        ($476,326)
Income taxes                                            --               --

Net income
  (loss)                                          ($1,779,890)        ($476,326)




                                                       1998                 1997
--------------------------------------------------------------------------------
Per share data:
Primary:
Net income (loss)                                      ($0.60)           ($0.18)
                                                       =========================
Weighted average shares
  outstanding                                        2,973,080         2,626,390

Fully diluted:
Net income (loss)                                      ($0.60)           ($0.18)
                                                       =========================
Weighted average shares
  outstanding                                        2,973,080         2,626,390

Balance sheet data:

Working capital
(deficiency)                                      ($1,234,670)        ($404,694)
Total assets                                          $101.323        $1,093,232

Long-term debt                                            $-0-           $16,623
Redeemable preferred stock                            $203,000          $203,000
Total stockholders' equity
  (deficiency)                                    ($1,336,347)          $350,676

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

The Company is seeking a strategic financial partner to provide the necessary capital to continue operations at a favorable level. Should the Company be unsuccessful by June 30, 1999, it would seek to reorganize its debt and to sell its programming in an orderly bankruptcy proceeding.

Results of Operations

The following table sets forth, for the fiscal years ended December 31, 1998 and 1997, certain items from the Company's Statement of Operations.

                                                1998                      1997
------------------------------------------------------------------------------

Revenues                                     $2,800                $1,736,491
Expenses                                 $1,622,384                $2,184,137

Income (loss) from Operations           ($1,619,584)                ($447,646)
Other income (expense)                    ($160,306)                 ($28,680)

Income before taxes                     ($1,779,890)                ($476,326)
Provision for income taxes                         -                         -
Net income (loss)                       ($1,779,890)                ($431,326)
                                         ==========                  ========

Earnings per Share
Primary:
   Weighted Average
   Common Shares Outstanding               2,973,080                 2,626,390
                                           ===================================

   Income (Loss) per Common Share            ($0.60)                   ($0.18)
                                        ======================================
Fully Diluted:
Earnings per Share
   Weighted Average
   Common Shares Outstanding               2,973,080                 2,626,390
                                           ===================================

   Income (Loss) per Common Share            ($0.60)                   ($0.18)
                                             =================================

Comparison of 1998 to 1997

The Company's activities during the first quarter of 1998 and all of 1997 consisted of developing the Company's products, licensing cable affiliates and negotiating acquisitions of rights to various children's television programs. Revenues were down in 1998 versus 1997 due to the fact that cable affiliates did not renew their licensing rights, a marketing program with Optimists International failed in April of 1998 and there were no new affiliates. The Company recognizes revenue from the network license agreements when all specified conditions have been made. During 1998 and 1997, the bulk of the Company's sales were attributed to the sale of network license agreements. The selling, general and administrative expenses dropped in 1998 versus 1997 as management reduced employees, eliminated salaries and compensation, ceased advertising and marketing, withdrew from its offices and sought outside marketing and financial partners.

Comparison of 1997 to 1996

The Company's activities during 1997 and 1996 consisted of developing the Company's products, licensing cable affiliates and negotiating acquisitions of rights to various children's television programs. Revenues were down thirty-one percent (31%) in 1997 versus 1996 due to the fact that cable affiliates did not renew their license agreements when all specified conditions had been made. During 1997 and 1996, the bulk of the Company's sales were attributed to the sale of network license agreements. The selling and general and administrative expenses were almost the same from $2,139,137 in 1997 to $2,140,163 in 1996.

Capital Resources & Sources of Liquidity

During 1998, the Company's working capital decreased to a substantially greater deficiency compared to a deficiency of $404,694 at December 31, 1997, primarily due to a decrease in Affiliate sales.

The Company's primary cash requirements are for operating expenses (primarily labor and general and administrative expenses) and for the acquisition of rights to additional television series. The Company's primary source of cash was from Affiliate licensing fees.

At December 31, 1997, the Company's working capital increased was a deficiency of $434,364 compared to a positive working capital figure of $162,294 at December 31, 1996. This was primarily due to a substantial decrease in Affiliate sales and licensing fees starting in July of 1997. Approximately $125,000 in proceeds from a convertible debt financing during 1997 reduced the deficiency for the year.

The Company's primary cash requirements were for operating expenses, primarily labor and general and administrative expenses, and for the acquisition of rights to additional television series. In 1996, the Company's primary source of cash was from Affiliate licensing fees. Historically, the Company's primary source of cash has been through program licensing.


Related Party Transactions

All deferred compensation to Officers and Directors was continued to be forgiven during 1998.

Major customers

The Company made sales in excess of 10% of total revenues in 1998 to major customers as follows:

Customer:                                                      Sales/% of total
--------------------------------------------------------------------------------
Carousel Media Marketing                                      $2,800      100%

Employment Contract

During 1998, Mr. Orsatti and the Company mutually agreed to terminate all deferred compensation features and a five-year compensation agreement entered into on January 15, 1997. Mr. Orsatti retains executive options to purchase 400,000 shares of common stock at an exercise price of 80% of the fair value of the stock at the grant date.

Item 8. Financial Statements
----------------------------

The following financial statements are filed with this report as pages F-1 through F-9 following the signature page:

                                                                 Reference
         Report of independent public accountants                   F-1
         Balance sheets                                             F-2
         Statements of operations                                   F-4
         Statements of stockholders' equity                         F-5
         Statements of cash flows                                   F-6
         Notes to financial statements                              F-7


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

Name of Individual          Capacities in Which Served              Compensation
--------------------------------------------------------------------------------
Dominic Orsatti             Chairman and Chief Executive Officer        $-0-
John Holt Smith             Secretary and Director                      $-0-
Bonnie Houldsworth          Treasurer and Chief Financial Officer       $-0-

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

As of December 31, 1998, there were 2,973,080 Common Shares outstanding. The following tabulates holdings of Common Shares of the Company by each person who, subject to the above, are holders of record or are known by Management to own beneficially more than 5.0% of the Common Shares and, in addition, by all directors and officers of the Company individually and as a group.


                                               Table 1 - Common Stock
                                               ----------------------
Name and Address                                 Number of Shares of                  Percentage
of Beneficial Owner                             Common Stock Owned(1)                of Ownership
-------------------------------------------------------------------------------------------------

Dominic Orsatti(2)                                     800,000                      26.90 Percent
2550 E. Desert Inn Road #338
Las Vegas, Nevada  89121

Nevada Entertainment Partners, Ltd.(2)                 800,000                      26.90 Percent
2550 E. Desert Inn Road #338
Las Vegas, Nevada  89121

John Holt Smith                                          8,000                      .0027 Percent
1925 Century Park East #1600
Los Angeles, California  90067

All Directors and Officers as a Group (3)              808,000                    27.1772 Percent

--------------

(1) Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned, subject to applicable community property laws.
(2) Includes Nevada Entertainment Partners, Ltd., and Dominic Orsatti, the managing general partner thereof, who together constitute a "group," as that term is defined in Section 13D of the Securities Exchange Act of 1934, as amended.
(3)  Three individuals.

The following tabulates holding of Series "C" Preferred Shares of the Company owned beneficially by all directors and officers of the Company individually and as a group.

                                Table 2 - Series "C" Preferred Shares
                                -------------------------------------

                                                     Number of Series "C"        Percent of
Name and Address                                     Preferred Shares(1)             Class
-------------------------------------------------------------------------------------------

Dominic Orsatti(2)                                         12,000                    36.58%
2550 East Desert Inn Road, Suite 338
Las Vegas, Nevada  89121

Nevada Entertainment Partners Ltd.(2)                      12,000                    36.58%
2550 East Desert Inn Road, Suite 338
Las Vegas, Nevada  89121

John Holt Smith                                             8,000                    24.39%
1925 Century Park East #1600
Los Angeles, California  90067

All Directors & Officers
as a group (3)                                             20,000                    60.97%
__________


(1) Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned, subject to applicable community property laws.
(2) Includes Nevada Entertainment Partners, Ltd. and Dominic Orsatti, the managing general partner hereof, who together constitute a "group," as that term is defined in Section 13D of the Securities Exchange Act of 1934, as amended.
(3)  Three individuals.

                              Table 3 - Series "D" Preferred Shares
                              -------------------------------------
                                                    Number of Series "D"         Percent of
Name and Address                                    Preferred Shares(1)             Class
-------------------------------------------------------------------------------------------

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


(1) Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned, subject to applicable community property laws.
(2) Includes Nevada Entertainment Partners, Ltd. and Dominic Orsatti, the managing general partner hereof, who together constitute a "group," as that term is defined in Section 13D of the Securities Exchange Act of 1934, as amended.
(3)  Three individuals.

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

(c)      Exhibits
         --------
         None

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
Olympic Entertainment Group, Inc.

We have audited the balance sheet of Olympic Entertainment Group, Inc. as of December 31, 1998, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Olympic Entertainment Group, Inc. as of December 31, 1998, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring losses from operations, has made significant commitments and relies upon one major customer which raise substantial doubts about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                   James E. Scheifley & Associates, P.C.
                                        Certified Public Accountants

Denver, Colorado
May 21, 1999

                        Olympic Entertainment Group, Inc.
                                  Balance Sheet
                             As of December 31, 1998

Assets
                                                                           1998
Current Assets:
Cash and cash equivalents                                               $     31
                                                                        --------
Total current assets                                                          31

Other Assets:
  Film library                                                           101,323
  Deposits and other assets                                                 --
                                                                        --------
                                                                         101,323
                                                                        --------
Total assets                                                            $101,354
                                                                        ========





The accompanying notes are an integral part of the financial statements.

                        Olympic Entertainment Group, Inc.
                                  Balance Sheet
                             As of December 31, 1998
                                   (Continued)

Liabilities and Stockholders' Equity
                                                                        1998
Current Liabilities:
Notes payable                                                       $   135,000
Current portion of long-term debt                                        36,787
Accounts payable - trade                                                607,429
Accrued expenses                                                        455,485
Default judgement                                                          --
                                                                    -----------
Total current liabilities                                             1,234,701

Long-term debt                                                             --

Commitments and contingencies

Redeemable preferred stock:
 Preferred stock, 10% cumulative convertible
  $.01 par value, 650,000 shares authorized,
  101,500 and 106,500 sshares issued
  and outstanding in 1996 and 1995
  liquidating preference $1 per share                                   203,000

Stockholders' equity:
 Preferred stock, $.01 par value,
  5,000,000 total shares authorized:
 Preferred stock, convertible, 40,000 shares
  authorized, 32,800 shares issued and
  outstanding, $10 per share liquidating
  preference (Series C)                                                  65,600
 Preferred stock, convertible, 98,000 shares
  authorized, issued and outstanding, $3 per
  share liquidating preference (Series D)                               196,000
Common stock, $.01 par value, 20,000,000
 shares authorized, 3,002,785 shares
 issued and outstanding                                                  30,028
Paid in capital                                                       3,394,314
Common stock subscriptions                                               48,750
Accumulated deficit                                                  (5,071,039)
                                                                    -----------
                                                                     (1,336,347)
                                                                    -----------
Total liabilities and
  stockholders' equity                                              $   101,354
                                                                    ===========


The accompanying notes are an integral part of the financial statements.

                        Olympic Entertainment Group, Inc.
                            Statements of Operations
                 For the Years Ended December 31, 1998 and 1997


                                                       1998            1997

Revenue                                            $     2,800      $ 1,736,491

Costs and expenses:
 General and administrative                          1,622,384        2,184,137
                                                   -----------      -----------
                                                     1,622,384        2,184,137

Income (loss) from operations                       (1,619,584)        (447,646)

Other income and (expense):
 Interest expense                                      (35,185)         (28,680)
 Loss from disposal of assets                         (134,740)
 Other income                                            9,619             --
                                                   -----------      -----------
                                                      (160,306)         (28,680)

Net income before income taxes                      (1,779,890)        (476,326)
Provision for income taxes                                --               --
                                                   -----------      -----------
Net income (loss)                                  $(1,779,890)     $  (476,326)
                                                   ===========      ===========


Per share information:
Basic and diluted (loss) per share
 Net income (loss) per share                       $     (0.60)     $     (0.18)
                                                   ===========      ===========
 Weighted average shares outstanding                 2,973,080        2,626,390
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


                                                    Olympic Entertainment Group, Inc.
                                                   Statement of Stockholders' Equity
                                              For the Years Ended December 31, 1998 and 1997



                                                                                Additional    Common
                                 Common                 Preferred                Paid-In       Stock      Accumulated
                                 Shares       Amount      Shares     Amount      Capital    Subscribed      Deficit        Total
                                 ------       ------      ------     ------      -------    ----------      -------        -----

Balance December 31, 1996       2,938,681    $ 29,387     130,800   $261,600   $ 3,305,838   $    --      $(2,814,823)  $   782,002

Cancellation of shares
 at par value                    (114,129)     (1,141)       --         --           1,141        --             --            --

Common stock subscribed
 for services                        --          --          --         --            --        45,000           --            --

Net (loss) for the year              --          --          --         --            --          --         (476,326)     (476,326)
                              -----------    --------    --------   --------   -----------   ---------    -----------   -----------
Balance December 31, 1997       2,824,552      28,246     130,800    261,600     3,306,979      45,000     (3,291,149)      305,676

Shares issued for services        178,233       1,782        --         --          87,335        --             --          89,117

Common stock subscribed
 for services                        --          --          --         --            --          --             --          3,750

Net (loss) for the year              --          --          --         --            --          --       (1,779,890)   (1,779,890)
                              -----------    --------    --------   --------   -----------   ---------    -----------   -----------
Balance December 31, 1998       3,002,785    $ 30,028     130,800   $261,600   $ 3,394,314   $  48,750    $(5,071,039)  $(1,385,098)
                              ===========    ========    ========   ========   ===========   =========    ===========   ===========


The accompanying notes are an integral part of the financial statements.




                                                                 F-5



                                 Olympic Entertainment Group, Inc.
                                      Statements of Cash Flows
                           For the Years Ended December 31, 1998 and 1997

                                                                 1998                      1997
Operating activities:
Net income (loss)                                            $(1,779,890)              $  (476,326)
Adjustments to reconcile net income
  (loss) to net cash:
Depreciation                                                       8,921                    20,197
Amortization of film costs                                       641,358                   128,355
Common stock issued for services                                  89,117                      --
Stock subscriptions issued for services                            3,750                    45,000
Film masters rights charged off                                   74,876                    74,876
Loss on disposition of assets                                    134,740                      --
(Increase) decrease in accounts receivable                        73,039                   304,465
(Increase) decrease in prepaid expenses                             --                      12,145
(Increase) in other assets                                        13,775                       248
Increase (decrease) in accrued expenses                          354,190                    34,725
Increase (decrease) in deferred revenue                             --                        --
Increase (decrease) in accounts payable                          372,651                    95,230
Increase in accounts payable - related party                        --                     (76,956)
                                                             -----------               -----------
Total adjustments                                              1,766,417                   638,285
                                                             -----------               -----------
Net cash provided by (used in) operating activities              (13,473)                  161,959

Cash flows from investing activities:
(Increrase) in film library                                         --                    (275,287)
Purchase of property and equipment                                  --                     (61,887)
                                                             -----------               -----------
Net cash provided by (used in)
 investing activities                                               --                    (337,174)

Cash flows from financing activities:
Advances to stockholder                                             --                     (87,200)
Proceeds from notes payable                                         --                     125,000
Repayment of notes payable                                        (2,000)                     --
Repayment of long-term debt                                         --                     (22,164)
                                                             -----------               -----------
Net cash provided by (used in)
 financing activities                                             (2,000)                   15,636

Net increase in cash and cash equivalents                        (15,473)                 (159,579)
Beginning cash                                                    15,504                   175,083
                                                             -----------               -----------
Ending cash                                                  $        31               $    15,504
                                                             ===========               ===========
Supplemental cash flow information:
Cash paid for:  Interest                                     $      --                 $      --
                Income taxes                                 $      --                 $      --





The accompanying notes are an integral part of the financial statements.

                                                         F-6

                        Olympic Entertainment Group, Inc.
                          Notes to Financial Statements
                                December 31, 1998

Note 1. ORGANIZATION

The Company was incorporated on May 21, 1987, in the State of Nevada, and is in the business of acquiring, licensing and distributing non-violent educational, informational and special interest television programming for children. The Company does business as the "Children's Cable Network" ("CCNII"), which is comprised of individuals or entities, known as Broadcast affiliates, who license the Company's programs to air in the various cable markets throughout the United States. The Company commenced the sale of broadcast licenses to such affiliates during 1995. The ceased its principal business activity during the first quarter of 1998.

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

The Company depreciates its office equipment utilizing the straight line method over a period of five years. The Company has recorded $4,337 and $20,197 of
depreciation   expense  for  the  years  ended   December  31,  1998  and  1997,
respectively. During the second quarter of 1998, the Company abandoned substantially all of its office and computer equipment in connection with the cessation of its operations. Additionally, the Company abandoned its rights under a long term operating lease for its corporate offices including certain leasehold improvements. The Company recognized a loss of $134,740 in connection with the abandonment of these assets.

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

During the year ended December 31, 1997 the Company made an adjustment to reduce the carrying value of its film library of $74,876. Amortization charged to operations during 1997 aggregated $128,355 (See Note 6). During the year ended December 31, 1998, the Company ceased its principal business activities. In connection therewith the Company reduced the carrying value of its film library to its estimated net realizable value of $100,000 and charged an aggregate of $717,557 to costs and expenses.

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

Advertising
Advertising expenses are charged to expense upon first showing. Amounts charged to expense were 7,839 and $39,937 for the years ended December 31, 1998 and 1997, respectively

Fair value of financial instruments
The Company's short-term financial instruments consist of cash and cash equivalents, accounts and loans receivable, and accounts payable and accruals. The carrying amounts of these financial instruments approximates fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable, trade. During the year the Company did not maintain cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. The Company has several major customers, (see Note 9) the loss of which has had a material negative impact upon the Company.

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

Earnings (loss) per share:
In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 supersedes and simplifies the existing computational guidelines under Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share."

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

Recent Pronouncements
SFAS No. 130, "Reporting Comprehensive Income", establishes guidelines for all items that are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements. The statement is effective for all periods beginning after December 15, 1997 and reclassification of financial statements of financial statements for earlier periods will be required for comparative purposes. To date, the Company has not engaged in transactions which would result in any significant difference between its reported net loss and comprehensive net loss as defined in the statement.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software
Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides authoritative guidance on when internal-use software costs should be capitalized and when these costs should be expensed as incurred.

Effective January 1, 1998, the Company adopted SOP 98-1. Costs capitalized by the Company during the year ended December 31, 1998 in accordance with these guidelines were not significant.

Effective December 31, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business
Enterprise. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position. To date, the Company has operated in one business segment only.

Effective December 31, 1998, the Company adopted the provisions of SFAS No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits ("SFAS 132"). SFAS 132 supersedes the disclosure requirements in SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Post-retirement Benefits Other Than Pensions. The overall objective of SFAS 132 is to improve and standardize disclosures about pensions and other post-retirement benefits and to make the required information more understandable. The adoption of SFAS 132 did not affect results of operations or financial position. The Company is in its development stage and has not initiated benefit plans to date which would require disclosure under the statement.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS 133 will be on earnings and the financial position of the Company, however it believes that it has not to date engaged in significant transactions encompassed by the statement.

Note 2. STOCKHOLDERS' EQUITY

During the periods covered by these financial statements and prior thereto, the Company issued securities in reliance upon an exemption from registration with the Securities and Exchange commission. Although the Company believes that the sales did not involve a public offering and that it did comply with the exemptions from registration, it could be liable for recession of said sales if such exemption was found not to apply. The Company has not received a request for rescission of shares nor does it believe that it is probable that its shareholders would pursue rescission nor prevail if such action were undertaken.

During May 1996, in connection with a lawsuit settlement (see Note 8), the Company issued common stock purchase warrants for 329,500 shares to an individual. The warrants are exercisable for a period of eighteen months from the date of issue at a price of $2.00 per share. The Company has not recorded any expense related to the warrants as the estimated fair value of the warrants is less than the exercise price at the grant date. The warrants expired unexercised during 1998.

During the year ended December 31, 1997, the Company reacquired and canceled certain of its shares issued for services which had not been completed. The shares were retired at their par value.

During the year ended December 31, 1998, the Company issued an aggregate of 178,233 shares of its common stock to certain employees and a vendor for services provided to the Company. The shares were valued at $.50 per share which represents the market value of the stock at the dates at which the services provided to the Company were substantially complete.

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

Following is a summary of the transactions in the plan:

                                                    Range of        Weighted
                                      Shares        Exercise        Average
                                                     Prices          Price
                                     -------      ------------      --------

Balance December 31, 1996            730,000      &.60 - $1.40      $    .99
Granted                                 --
Canceled                                --
Exercised                               --
                                     -------
Balance December 31, 1997            730,000      $.60 - $1.40      $    .99

Granted                                 --
Canceled                             335,000      $.60 - $1.40      $    .92
Exercised                               --
                                     --------
Balance December 31, 1998            395,000      $.60 - $1.40      $   1.08

Options available at
 December 31, 1998                   405,000

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

The  Company  currently  has  net  operating  loss   carryforwards   aggregating
approximately $2,950,000 which expire beginning in 2003.

The principal difference between the Company's book operating losses and income tax operating losses results from the issuance of and subscriptions for common stock and preferred stock during 1994 and 1996 for services. The effects of these differences are expected to be permanent in nature, therefore no deferred tax asset had been recorded related thereto.

The Company did not provide Federal income taxes for the years ended December 31, 1998 and 1997 due to an operating losses incurred.

The Company is unable to predict future taxable income that would enable it to utilize the deferred tax asset arising from the future value of the net operating loss and therefore the deferred tax asset of approximately $1,000,000 related thereto is fully reserved. The reserve balance increased by approximately $430,000 as a result of the loss generated in the current year.


Note 4. RELATED PARTY TRANSACTIONS

The Company made $87,200 of cash advances to its president during 1997. The advances were repaid during 1998 and as of December 31, 1998 $82,731 of repayments had been made in cash or by payment of Company expenses by the officer. The amount due to the officer at December 31, 1998 consists of the net loan balance of $4,159 offset by an accrual of salary due to the officer pursuant to an employment contract of $260,000.

The Company received legal services of $18,165 and $108,062 for the years ended December 31, 1998 and 1997, respectively provided by a firm associated with one of its directors and had a year end balance due such firm of $42,296. Additionally, the Company purchased program rights and production costs from another related entity of $113,625 during the year ended December 31, 1997. During the year ended December 31, 1997, the Company purchased program rights from an officer/stockholder in the amount of $18,000.


Note 5. NOTES PAYABLE AND LONG TERM DEBT

Long-term debt consists of an obligation arising from the settlement of a lawsuit (see Note 8). Monthly payments of $2,000 per month, including interest imputed at 8% per annum are due for a forty month period beginning June 1, 1996. Principal payments due in the years ended December 31, 1998 and 1999 are $22,164 and $16,623, respectively. The loan is in default and all amounts due under the loan at December 31, 1998 ($36,787) have been classified as a current liability.

Notes payable consists of a short term loan of $10,000 made in March 1993 from an individual pursuant to a debenture bearing interest at 10% per annum and originally due on March 30, 1994. The holder of the debenture has the right to convert the debenture into common stock of the Company at the rate of one share of common stock for each one dollar due on the debenture. During March, 1994, the holder of the debenture agreed to extend the due date on the debenture to March 30, 1995.

The note has not been extended and is considered to be due on demand by the holder.

Also included in notes payable are a series of four notes aggregating $125,000 which were issued by the Company in December 1997, The notes were due during September 1998 with interest at 10% per annum payable quarterly. The notes are secured by an aggregate of 250,000 shares of the Company's common stock controlled by an officer of the Company. The fair value of the pledged shares is equivalent to the face amount of the notes at the issue date of the notes. The notes are considered to be due on demand.

Note 6. FILM LIBRARY

At December 31, 1998, the Company's film library consisted of the following:
   License costs                        $ 912,935
   Mastering costs                         43,235
                                        ---------
                                          956,170
   Less accumulated amortization         (856,170)
                                        ---------
                                        $ 100,000

During 1997 the Company incurred $275,287 of costs in connection with the rights to air certain programming, including film mastering costs, through the medium of cable television. The amortization of such costs during the year ended December 31, 1987 amounted to $128,355.

During 1997, the Company charged off to expense the value of film masters delivered to network affiliates that have not renewed their license agreements.

During 1998, in connection with the cessation of the Company's principal business operations, the Company made a reduction of the carrying amounts of the film rights and masters of $717,557, which reduced the carrying amounts to an estimated net realizable value of $100,000. The Company believes that it could realize a minimum of this amount from the sale of or other use of the film library.

Note 7. COMMITIENTS AND CONTINGENCIES

During August, 1997, the Company entered into a lease for office space in Las Vegas, Nevada for a sixty month period ending August 31, 2002 at a monthly rental of $4,445, increasing by approximately 3.5% per year throughout the lease. Rent expense was $160,883 and $143,158 for the years ended December 31, 1998 and 1997, respectively. In connection with the cessation of its principal business activity in 1988, the Company abandoned its rights pursuant to the lease. The landlord has commenced legal action to recover unpaid rent and build out costs aggregating $229,765. The Company has accrued the full amount of the claim in trade accounts payable.


Note 8. LITIGATION

Capital Funding & Financial Group, Inc. et al. v. Olympic Entertainment Group, Inc., et al. Colorado state court, Case No. 96-CV-001980.

The claim by the plaintiff is for the refund of $120,000 in licensing fees paid to the Company in 1996 and for other damages. The Company had filed a counter claim and based on the opinion of its Colorado attorney as of April 26, 1998 had not made any accrual pursuant to the case for the year ended December 31, 1997. As a result of the Company's cessation of its principal business operations, the Company was forced to abandon its counterclaim effort California. A trial was held in Colorado in November 1998 and the plaintiff was awarded a default judgement of $1,000,000, including punitive damages of $520,000. A motion to set aside the default judgement has been made by the Company and stayed by the Court. The Company's Colorado attorney believes that the motion to set aside the judgement will be approved as the plaintiff has been subject to numerous cease and desist orders for violation of state securities regulations which may be directly related to the case. The Company has not accrued any amount of the default judgement in the foregoing financial statements.

Lee Van Dyke et al. v. Olympic Entertainment Group, Inc., et al. Superior Court of Los Angeles County, Case No. BC189116.

The plaintiffs seek class action status and allege violations of California securities laws, breach of contract and violation of the California Business and Professions Code. The suit has not been certified by the Court for class action status.

The Company is also named as an adverse party in a cross-complaint filed in the same case filed by Pacific Health Management, Inc. d/b/a Carousel Media Marketing (Carousel). The cause of action relates to the sale of limited partnership investment units to investors by Carousel.

Carousel had been the Company's major customer during the years ended December 31, 1996 and 1997. The Company maintains that it did not materially participate in the sale of the securities. The Company cannot predict the possible outcome of the case nor estimate the range of potential damages that might arise therefrom.


Note 9. INFORMATION ABOUT MAJOR CUSTOMERS

The Company, whose customers arrange for programming to air on local cable systems in their respective licensed territories under leased access rules of the Federal Communications Commission, made sales in excess of 10% of total revenues for the years ended December 31, 1998 and 1997 to Carousel Media Marketing in the amount of $2,800 and $1,735,000 which constituted 100% of the Company's sales in those years. No amounts were due from Carousel at December 31, 1998 or 1997.


Note 10. BASIS OF PRESENTATION

The accompanying financial statements have been prepared on a "going concern" basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.

The Company has incurred operating losses during the years ended December 31, 1998 and 1997 aggregating $1,779,890 and $476,326, respectively and the Company has a working capital deficit of $1,234,670 at December 31, 1998. There can be no assurance that profitable operations will be attained due to the Company's cessation of its principal business operation.

Profitable operations are dependent upon, among other factors, the Company's ability to obtain equity or debt financing, the ability of management to restructure its liabilities either by repayment at less than face value or by conversion to equity and the Company's ability to locate and merge with a profitable business operation. Management is exploring plans for a merger of the Company with another operating entity and is attempting to restructure its liabilities.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of May, 1999:

Olympic Entertainment Group, Inc.


By:  /s/ Dominic Orsatti                                  Date:  05/29/99
     ---------------------------------                           ---------------
         Dominic Orsatti, Chairman and
         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person on behalf of the Registrant and in the capacity and on the date indicated.

NAME & POSITION                                             DATE


/s/ Dominic Orsatti                                      May 29, 1999
--------------------------------------
Dominic Orsatti,
Chairman & Chief Executive Officer


/s/ John Holt Smith                                      May 29, 1999
-------------------------------------
John Holt Smith
Corporate Secretary & Director


/s/ Bonnie Houldsworth                                   May 29, 1999
-------------------------------------
Bonnie Houldsworth
Treasurer and Chief Financial Officer