Form 10-Q
period 1999-06-30
OLYMPIC ENTERTAINMENT GROUP INC /NV/
filed 1999-08-16
CIK 934646

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                       For the quarter ended June 30, 1999

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

                  Registrant's telephone number: (702) 254-0811

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. X

At June 30, 1999 there were 3,297,785 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in rule 405).

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

The Company, through its own research, had located many award-winning children's series produced since 1950, some of which the Company planned to obtain through direct acquisition or licensing, providing that the Company was able to raise the capital necessary so to do. The Company was unsuccessful in those efforts. The programming for children included puppet shows, live action and animated characters, children's classic stories and music that was designed to teach children in a fun and entertaining way.

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


Item 3. Legal Proceedings
-------------------------

The Company is currently involved in the following legal matters:

The Company is a Defendant in Civil Action 96 CV 1930, Capital Funding & Financial Group, Inc., et al. vs. Olympic Entertainment Group, Inc. In this cause, Plaintiff seeks refund of approximately $120,000 paid to the Company as licensing fees in 1996. The Company intends to defend itself and pursue its claims for licensing fees owed in excess of $100,000 and for damages caused by Capital Funding through tortuous interference with various contracts. A default judgment in excess of $1,000,000 was entered against the Company on November 2, 1998 under allegedly improper circumstances. The judgment was stayed and a motion to set aside the default judgment is pending.

The Company is a Defendant in Lee Van Dyke, Judy Lynn Kloepfer and William G. Chandler vs. Olympic Entertainment Group, Inc., et al., which was filed in Superior Court of Los Angeles County, Case No. BC189116, seeking class action status and alleging various allegations of violation of California securities laws, breach of contract and violation of the California Business and Professions Code. The Company is also named as an adverse party in a cross-complaint filed in the same case by Pacific Health Management, Inc. d/b/a Carousel Media Marketing and James Alex. The Company intends to vigorously defend itself and deny that it ever offered or sold any securities nor did it participate in the sale of securities. The Company further intends to assert its rights to indemnity from the other defendants which were licensed broadcast rights by the Company.

The Company is a defendant in Case No. A394431 in the District Court of Clark County, Nevada, entitled Desert Inn Office III, Limited Partnership, et al. vs. Olympic Entertainment Group, Inc., et al. The alleged total for rent and "build out" charges is $229,765.43 according to the lawsuit. The Company has not started nor has it responded to any discovery motions in this case.

The Company and Dominic Orsatti and John Holt Smith as Directors are defendants in Case No. A405069 in Dept. No. XVII in the in the District Court of Clark County, Nevada, entitled AcquiCorp, Inc., a Nevada corporation, and Gregory A. McAndrews vs. Olympic Entertainment Group, Inc., a revoked Nevada corporation, and Dominic Orsatti and John Holt Smith, Individually, and as trustee of Olympic

Entertainment Group, Inc., a revoked Nevada corporation. The Complaint alleges, among other things, that Orsatti and Smith allowed Olympic to become a revoked corporation, did not honor a signed agreement and signed voting trust agreement to sell their stock to Acquicorp, Inc. and resign as directors so that AcquiCorp, Inc. could proceed with finding a suitable financial partner to avoid bankruptcy for Olympic Entertainment Group, Inc. A Temporary Restraining Order was signed by District Judge Michael A. Cherry on August 9, 1999 providing for Gregory A. McAndrews to file the necessary second quarter financial report to the Securities and Exchange Commission on or before August 16, 1999 and barring Orsatti and Smith from performing certain actions which might destroy shareholder value for Olympic Entertainment Group, Inc. Neither Orsatti nor Smith has answered the Complaint, Amended Complaint or Motion for the Temporary Restraining Order.


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of security holders during the first quarter ended June 30, 1999.

                                     PART II

Item 5. Market for Registrant's Common Equity & Related Stockholder Matters
---------------------------------------------------------------------------

(a)      Market Information
         (1)      (i)      None
                  (ii)     Not applicable
                  (iii)             Second Quarter            Second Quarter
                                    June 30, 1999             June 30, 1998
                                    -------------             -------------
                                    High Bid   Low Bid        High Bid  Low Bid
                                    --------   -------        --------  -------
         First Quarter              $0.03       $0.01         $0.44       $0.13

                           (iv)             Not applicable
                           (v)              Not applicable
         (2)      (a)      Not applicable

(b)      Holders
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

Item 6. Selected Financial Data
-------------------------------
                                             Three Months Ending June 30,
                                                1999            1998
Income statement data:                          --------------------

Revenues                                          $-0-             $-0-
Income (loss)
  from operations                             ($32,839)       ($160,000)

Net Interest Expense                               $-0-             $-0-

Income (Loss)
  before income taxes                         ($32,839)       ($160,000)

Income tax                                         $-0-             $-0-

Net income
  (loss)                                      ($32,839)       ($160,000)
                                               =========================



                                                                June 30,
                                                 1999             1998
--------------------------------------------------------------------------------
Per share data:

Primary:

Net income (loss)                              ($32,839)        ($160,000)

Weighted average shares outstanding           3,297,785         2,169,785

Net income (loss)                                ($0.01)           ($0.07)

Balance sheet data:

Working capital (deficiency)                        $-0-            $7,000

Total assets                                    $101,325          $980,218

Long-term debt                                    22,164            22,164


Total stockholders' equity                  ($1,471,399)          $232,327
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

Should the Company be unsuccessful in seeking a financial partner, it would seek to reorganize its debt and to sell its programming in an orderly proceeding under the protection of the Bankruptcy Court.


Comparison of 1999 to 1998

The Company's activities in the second quarter of 1999 consisted of attempting to find a financial partner to avoid filing for bankruptcy. In the second quarter of 1998, the Company unsuccessfully attempted to license cable affiliates and was working with Optimists International to set up a network with clubs in cities with attractive demographics. There were no revenues in the second quarter of 1999 versus no revenues from a few operating CCN Affiliates in the second quarter of 1998. The Company had formerly recognized revenue from the network license agreements when all specified conditions had been made. general and administrative expenses were $51,485 in 1999, reflecting the close-down of operation.

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

During the second quarter of 1999 working capital remained inadequate due to lack of activity.

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

Major customers

The Company had no major customers in the second quarter of 1999. Carousel Marketing was the Company's major customer in 1998 and 1997. In 1998, Carousel broke off its relationship with the Company. Both are now in litigation over related matters to agreements.

Employment Contract

During 1998, Mr. Orsatti and the Company mutually agreed to terminate all deferred compensation features and a five -year compensation agreement entered into on January 15, 1997. Mr. Orsatti retains executive options to purchase 400,000 shares of common stock which he has agreed to sell to AcquiCorp, Inc. at $.01 per share.

Item 8. Financial Statements
----------------------------

The following financial statements are filed with this report as pages F-1 through F-2 following the signature page:

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




                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The following table sets forth the name, age and position held of each director and officer of Olympic Entertainment Group, Inc.:

Name                       Age           Position
----                       ---           --------

Dominic Orsatti            66            Chief Executive Officer and Chairman
John Holt Smith            57            Secretary and Director
---------------

Officers and Directors

Pursuant to the Bylaws, each Director shall serve until the annual meeting of the stockholders, or until his or her successor is elected and qualified. It is the intent of the Company to support the election of a majority of "outside" directors at such meeting. The Company's basic philosophy mandates the inclusion of directors who will be representative of management, employees and the minority shareholders of the Company. Directors may only be removed for "cause". The term of office of each officer of the Company is at the pleasure of the Company's Board. Bonnie Houldsworth resigned as Treasurer and Chief Financial Officer during the quarter.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

As of June 30, 1999 there were 3,297,785 Shares outstanding. The following tabulates holdings of Common Shares of the Company by each person who, subject to the above, are holders of record or are known by Management to own beneficially more than 5.0% of the Common Shares and, in addition, by all directors and officers of the Company individually and as a group.

                                            Table I - Common Stock
                                            ----------------------
Name and Address                            Number of Shares of               Percentage
of Beneficial Owner                         Common Stock Owned(1)           of Ownership
-----------------------------------------------------------------------------------------
Dominic Orsatti(2)                                800,000                   24.26 Percent
2550 E. Desert Inn Road #338
Las Vegas, Nevada  89121

Nevada Entertainment Partners, Ltd.(2)            800,000                   24.26 Percent
2550 E. Desert Inn Road #338
Las Vegas, Nevada  89121

John Holt Smith                                    43,000                   .0072 Percent
1925 Century Park East #500
Los Angeles, California  90067

All Directors and Officers as a Group (3)         843,000                   25.56 Percent


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

                      Table 2 - Series "C" Preferred Shares
                      -------------------------------------

                                           Number of Series "C"      Percent of
Name and Address                            Preferred Shares(1)           Class
--------------------------------------------------------------------------------

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

------------
(1) Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned, subject to applicable community property laws. (2) Includes Nevada Entertainment Partners, Ltd. and Dominic Orsatti, the managing general partner thereof, who together constitute a "group," as that term is defined in
Section 13D of the Securities Exchange Act of 1934, as amended. (3) Three individuals.

                      Table 3 - Series "D" Preferred Shares
                      -------------------------------------
                                           Number of Series "D"       Percent of
Name and Address                            Preferred Shares(1)            Class
--------------------------------------------------------------------------------
Dominic Orsatti(2)                                98,000                 100%
2550 East Desert Inn Road, Suite 338
Las Vegas, Nevada  89121

Nevada Entertainment Partners Ltd.(2)              98,000                100%
2550 East Desert Inn Road, Suite 338
Las Vegas, Nevada  89121

All Directors & Officers
as a group (3)                                     98,000                100%

-------------
(1) Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned, subject to applicable community property laws.
(2) Includes Nevada Entertainment Partners, Ltd. and Dominic Orsatti, the managing general partner thereof, who together constitute a "group," as that term is defined in Section 13D of the Securities Exchange Act of 1934, as amended.
(3)  Three individuals.


                                     PART IV

Item 14. Exhibits, Financial Statements, and Reports on Form 8-K
----------------------------------------------------------------

(a)      Financial Statements
         --------------------
                                                              Reference
                                                              ---------
         Balance sheets                                          F-1
         Statements of operations                                F-2



(b)      Reports on form 8-K
         -------------------
         None

(c)      Exhibits
         --------
         None


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized per a Temorary Restraining
Order:

Olympic Entertainment Group, Inc.


By:  /s/ Gregory A. McAndrews                        Date: August 14, 1999
     ----------------------------                         ----------------------
         AcquiCorp, Inc.
         President

Pursuant to a Temporary Restraining Order naming Gregory A. McAndrews to compy with the requirements of the Securities Exchange Act of 1934 on behalf of Olympic Entertainment Group, Inc., this report has been signed by the following person on behalf of the Registrant and in the capacity and on the date indicated:

NAME & POSITION


By:  /s/ Gregory A. McAndrews                        Date:  August 14, 1999
         ------------------------                         ----------------------
            AcquiCorp, Inc.
            President

                       Olympic Entertainment Group, Inc.
                                 Balance Sheet
                              As of June 30, 1999


                                                             June 30, 1999
                                                             --------------
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
                                                            ================

                       Olympic Entertainment Group, Inc.
                            Statement of Operations
                           April thru June 30, 1999


                                                           Apr - June, 1999
                                                           ----------------
    Ordinary Income/Expense
        Income                                                        -0-
             Interest Income                                          -0-
                                                              -----------
        Total Income                                                  -0-
        Expense
             Legal & Prof Fees                                     30,950
             Business fees and taxes                                1,139
             Accounting                                               750
                                                              -----------

        Total Expense                                              32,839
                                                              -----------
    Net Ordinary Income                                           (32,839)
    Other Income/Expense                                              -0-
                                                              -----------

    Net Income (Loss)                                         $   (32,839)
                                                              ===========