Form 10-Q
period 1999-09-30
OLYMPIC ENTERTAINMENT GROUP INC /NV/
filed 1999-11-15
CIK 934646

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the quarter ended September 30, 1999

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                          Commission file #: 33-87714

                       OLYMPIC ENTERTAINMENT GROUP, INC.
             (Exact name of registrant as specified in its charter)

              Nevada                                            88-0271810
  (State or other jurisdiction                                (IRS Employer
        of incorporation)                                 Identification Number)

2550 E. Desert Inn Road, Suite 338, Las Vegas, NV                  89121
    (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number: (702) 254-0813

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. (1) Yes X No (2) Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. X

At September 30, 1999 there were 3,957,785 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in rule 405).

Documents incorporated by reference: None.

                                     PART I

Item 1. Business

(a)  General Development of Business

Olympic Entertainment Group, Inc. (the "Company") is a multimedia educational company and was incorporated on May 21, 1987 in the State of Nevada. The Company was originally formed to finance, produce, co-produce and distribute motion pictures and television shows and pursued various opportunities through 1993, when the Company's management decided to focus upon the development of a cable television network for the distribution of children's nonviolent television programming. From 1993 through 1995 the C ompany developed this concept and in 1995, launched the Children's Cable Network ("CCN"). To date, the Company has had success in several markets but has experienced marginal or poor results from the efforts of licensees overall and has determined it to be in the Company's interest to seek to recapitalize the Company.

(b)  Narrative Description of Business

The Company has created a children's educational division called Children's Cable Network ("CCN" or the "Network"). Prior to January 1998, the Company acquired, purchased, and licensed educational programming for the Children's Cable Network; specializing in nonviolent, educational, informative and special interest preschool programming, children's classics programs and G-rated children's motion pictures. The Company's present lack of any revenue and any cash reserves has resulted in cessation of these ac tivities. Since 1998, the Company has sought to recapitalize or find a financial partner.

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

Federal Legislation

The Federal Communications Act of 1984 requires cable operators to provide channels for lease to the public in an attempt to enhance the diversity of program choices available to cable subscribers. Generally, such allocation of channels is referred to as "leased access." Section 612 of the Communications Act of 1984 established a federal scheme through channel leasing to assure access to cable systems by third parties unaffiliated with the cable operator. Under the amendments to Section 612, cable opera tors were also permitted to place programming from a qualified minority or educational programming source on up to 33 percent of the cable system's designated leased access channels.

Additionally, the Cable Act of 1992 mandated that every cable system with more than thirty-six channels and less than fifty-five activated channels must designate 10 percent of their capacity to leased access. Systems with greater than 55 activated channels must set aside 15 percent of their capacity to leased access. In addition, the Federal Communications Act of 1984 provides individuals and groups the opportunity to use the public, educational and government access channels offered by the cable compan ies. Systems with fewer than 36 activated channels are not required to make lease channel capacity available unless otherwise required to do so by terms of the franchise in effect on December 29, 1994. The Cable Television Act of 1992 renewed government supervision of the franchised cable television industry which was deregulated by the Cable Act of 1984. Both Acts are amendments to the Communications Act of 1934. The Cable Television Act of 1992 ("1992 Act") authorized the FCC to implement rate and se rvice regulation for certain basic cable television services and to create regulations that will increase competition to franchised cable operators. On April 1, 1993, the FCC announced several features of the rules it planned to implement in connection with the 1992 Act. Most of the announced rules concerned rate regulation for franchised services as well as a temporary rate freeze and rollback. In order to promote competition with franchised cable operators, the FCC announced program access regulations as part of the Act. These provisions essentially allow competitive cable operators to purchase television programming at fair prices. Management believes that these provisions of the Act may result in lower operating costs for the Company, however, there can be no guarantee that revisions in said regulation will not materially affect the Company.

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

Programming

The Company's programs consisted of nonviolent, educational, informative and special interest videotapes and films which taught positive character development and morality in addition to introductions to numbers, letters and music. Each program was approximately 25 minutes in length, which left five minutes of time for the Cable Affiliate to sell commercial advertisements, sponsorships, and/or create and produce locally originated programming. Overall, the Affiliates did not meet with enough success to s upport the continued operation of CCN.

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

Library

The Company still owns many programs outright and has multi-year licenses to others. To date, each series of programs is aimed at the 11/2- to 6-year-old audience, assisting them in their preparation for school. The Company owns outright or licenses under long-term leases each of the following programs.

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

Hot Fudge
75 1/2 hour episodes
     Hot Fudge is the recipient of two national honors, the Action for Children's Television Award for Outstanding Contribution to Mental Health Programming for children, and the San Francisco State College Excellence in Broadcasting Award. This nationally recognized program that combines live action and a delightful cast of puppets with lessons, music and fun. Join the Hot Fudge Gang as they learn about the complexities of relationships, friendship, self-esteem, feelings, and cooperation, among many others, through song, live action skits, and game shows. Each energetic show follows a single theme with engaging dialogue and lively performances. Owned by the Company.

KidStreet
130 1/2 hour episodes
     This highly exciting game show for children is also family oriented. Three pairs of siblings, the red team, the blue team and the green team, vie for victory and prizes by guessing how one sibling will answer a set of questions. Points are awarded for correct answers and the team with the most points wins the chance to solve the final puzzle. The show motivates kids to learn problem-solving skills and to better understand their sisters and brothers. Programming on license.

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

The Company is a defendant in Case No. A394431 in the District Court of Clark County, Nevada, entitled Desert Inn Office III, Limited Partnership, et al. vs. Olympic Entertainment Group, Inc., et al. The alleged total for rent and "build out" charges are $229,765.43 according to the lawsuit. The Company intends to defend itself against most - if not all - of the rent and "build out" charges.

The Company and Dominic Orsatti and were subject to a default judgment on September 29, 1999 as defendants in Case No. A405069 in Dept. No. XVII in the in the District Court of Clark County, Nevada, entitled AcquiCorp, Inc., a Nevada Corporation, and Gregory A. McAndrews vs. Olympic Entertainment Group, Inc., a revoked Nevada corporation, and Dominic Orsatti and John Holt Smith, Individually, and as trustee of Olympic Entertainment Group, Inc., a revoked Nevada corporation. The Complaint alleged, among other things, that Orsatti and Smith allowed Olympic to become a revoked corporation, did not honor a signed agreement and signed voting trust agreement to sell their stock to AcquiCorp, Inc. and resign as directors so that AcquiCorp, Inc. could proceed with finding a suitable financial partner to avoid bankruptcy for Olympic Entertainment Group, Inc. Orsatti and Smith were barred from performing any actions which might destroy shareholder value for Olympic Entertainment Group, Inc. Service is still pending against Smith as an individual defendant. In addition, the Court approved McAndrews' and AcquiCorp, Inc.'s motion to remove Orsatti and Smith as Directors and Officers.


Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the third quarter ended September 30, 1999.

PART II

Item 5. Market for Registrant's Common Equity & Related Stockholder Matters

(a)  Market Information

     (1)  (i) None
          (ii) Not applicable
          (iii) Third Quarter                     Third Quarter
                September 30, 1999                September 30, 1998
                        High Bid   Low Bid                High Bid    Low Bid
     Third Quarter       $0.03      $0.02                   $0.24       $0.06

          (iv) Not applicable
          (v)  Not applicable
     (2)  (a)  Not applicable

(b)  Holders

     (1)  Title of Class                Number of Record Holders
          Common Stock,                 Approximately 300
          $0.01 Par Value

     (2)  Not applicable

(c)  Dividends

     (1)  There have never been any dividends declared by the Registrant.
     (2) Registrant's losses do not currently indicate the ability to pay cash dividends.

Item 6. Selected Financial Data
                                               Three Months Ending September 30,
                                                    1999               1998
                                                    ----               ----
Income statement data:

Revenues                                              $-0-               $-0-
Income (loss)
  from operations                                ($  1,829)         ($160,000)

Net Interest Expense                                  $-0-               $-0-

Income (Loss)
  before income taxes                            ($  1,829)         ($160,000)

Income tax                                            $-0-               $-0-

Net income
  (loss)                                         ($  1,829)         ($160,000)




                                                         September 30,
                                                    1999                1998
                                                    ----                ----
Per share data:

Primary:

Net income (loss)                               ($    1,829)        ($  160,000)

Weighted average shares
  outstanding                                     3,957,785           2,169,785

Net income (loss)                               ($     0.00)        ($     0.07)

Balance sheet data:

Working capital
  (deficiency)                                         $-0-         $     7,000

Total assets                                    $   101,325         $   980,218

Long-term debt                                       22,164              22,164


Total stockholders' equity
  (deficiency)                                  ($1,904,989)        $    72,327

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company has continued to experience cash flow problems occasioned by (i) no revenue from license renewal fees or new Broadcast Affiliates licenses; (ii) the failure of the Optimist Group licensing program initiated in January 1998, and terminated by mutual consent on April 1, 1998; and (iii) the failure of a program to produce significant new revenue from cause marketing initiatives. Since January 1998, the Company has sought to reduce overhead and expenditures by (i) eliminating all paid personnel; ( ii) ceasing to pay salaries to corporate officers; and (iii) terminating its leasehold office space at 2755 East Desert Inn Road, Suite 200, Las Vegas, Nevada 89121.

Should the Company be unsuccessful in seeking a financial partner, it would seek to reorganize its debt and to sell its programming in an orderly proceeding under the protection of the Bankruptcy Court.


Comparison of 1999 to 1998

The Company's activities in the third quarter of 1999 consisted of attempting to find a financial partner to avoid filing for bankruptcy. In the third quarter of 1998, the Company unsuccessfully attempted to license cable affiliates and was working with Optimists International to set up a network with clubs in cities with attractive demographics. There were no revenues in the third quarter of 1999 versus no revenues from a few operating CCN Affiliates in the third quarter of 1998. The Company had formerly recognized revenue from the network license agreements when all specified conditions had been made.


Comparison of 1998 to 1997

The Company's activities during 1998 and 1997 developed Company products, licensed cable affiliates and negotiated acquisitions of rights to various children's television programs. Revenues were down in 1998 versus 1997 due to the fact that cable affiliates did not renew their license agreements when all specified conditions had been met. During 1998 and 1997, the bulk of the Company's sales were attributed to the sale of network license agreements. The selling and general and administrative expenses we re almost the same.


Capital Resources & Sources of Liquidity

During the third quarter of 1999 working capital remained inadequate due to lack of activity. The Company was maintained by an outside consultant, now a Director.

In 1998, cash requirements were for operating expenses, primarily labor and general and administrative expenses, and for the acquisition of rights to additional television series licensing.

In 1997, the Company's primary source of cash was from licensing agreements that accounted for almost all of the cash brought into the Company.

Related Party Transactions

All deferred compensation to Officers and Directors has been forgiven since
1997.

Major customers

The Company had no major customers in the third quarter of 1999. Carousel Marketing was the Company's major customer in 1998 and 1997. In 1998, Carousel broke off its relationship with the Company. Both are now in litigation over related matters to agreements.

Employment Contract

During 1998, Mr. Orsatti and the Company mutually agreed to terminate all deferred compensation features and a five-year compensation agreement entered into on January 15, 1997. Mr. Orsatti was stripped of all compensation, common stock, preferred stock, stock options, warrants and any other claim by court action on September 29, 1999.

Item 8. Financial Statements

The following financial statements are filed with this report as pages F-1 through F-2 following the signature page:

                                                        Reference
        Balance sheets                                  F-1
        Statements of operations                        F-2




Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes or disagreements with accountants on accounting and financial disclosures.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth the name, age and position held of each director and officer of Olympic Entertainment Group, Inc.:

Name                        Age       Position

Gregory A. McAndrews        54        President and Chairman
Kristi Q Litton             31        Secretary and Director
Jerry Engel                 69        Director
Kelly A. Valceanu           32        Director
Raymond Girard, Jr.         27        Director

---------------

Officers and Directors

Pursuant to the Bylaws, each Director shall serve until the annual meeting of the stockholders, or until his or her successor is elected and qualified. It is the intent of the Company to support the election of a majority of "outside" directors at such meeting. The Company's basic philosophy mandates the inclusion of directors who will be representative of management, employees and the minority shareholders of the Company. Directors may only be removed for "cause". The term of office of each officer of the Company is at the pleasure of the Company's Board. Former Directors and Officers Dominic Orsatti and John Holt Smith were removed from office for cause by court action on September 28, 1999


BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS

Gregory A. McAndrews, President and Chairman of the Board - Mr. McAndrews has been a financial public relations counselor concentrating on small businesses for 27 years. He has represented more than 200 companies as President of Greg McAndrews & Associates and as an affiliate of a New York financial public relations firm. Mr. McAndrews is also President of AcquiCorp, Inc., a small company mergers and acquisition advisor. He is President of the National Association of Financial Wholesalers and a member of several other financial industry associations. He is a frequent contributor to industry publications. Mr. McAndrews received a BA degree in Journalism from the University of Southern California in 1967.

Kristi Q Litton, Secretary and Director - Mrs. Litton is Manager of Auctions for Butterfield & Butterfield, an auction house owned by E-bay. She has held various positions with Butterfield & Butterfield since 1995. Prior to that she was an account executive with advertising and public relations firms for five years. She graduated from the University of Southern California in 1990 with a BA and honors in Art History from the University of Southern California.

Jerry Engel, Director - Mr. Engel is a private investor and an early prominent investor in Olympic Entertainment Group, Inc. He is a CPA and a former partner, retired, in a leading Nevada accounting firm.

Kelly A. Valceanu, Director - Mrs. Valceanu is currently a candidate for an MBA from Webster University. For the prior four years, she was enlisted in the U.S. Army domestically and overseas with the 18th Airborne Corps as a finance specialist. She was a fashion model in Los Angeles, New York and Paris from high school through enlisting in the Armed Forces with her husband, a Sergeant in the 82nd Airborne. She graduated from New York University in 1989 with a BA in English.

Raymond Girard, Jr., Director - Mr. Girard is an Internet consultant and specialist in the organization and maintenance of small publicly held companies. He graduated from the University of Las Vegas with a BA in Business Administration in 1995. He is currently an instructor in astronomy at UNLV and has the honor of being with a team at the University that tracked and named a previously undiscovered asteroid.


Item 11. Executive Compensation

The table below sets forth the payroll and consulting compensation for fiscal 1998 for the executive officers and directors of the Company.

Name of Individual        Capacities in Which Served            Compensation
------------------        --------------------------            ------------
Gregory A. McAndrews      President and Chairman of the Board       $-0-
Kristi Q Litton           Secretary and Director                    $-0-

Item 12. Security Ownership of Certain Beneficial Owners and Management

As of September 30, 1999 there were 3,957,785 Shares outstanding. The following tabulates holdings of Common Shares of the Company by each person who, subject to the above, are holders of record or are known by Management to own beneficially more than 5.0% of the Common Shares and, in addition, by all directors and officers of the Company individually and as a group.

                             Table I - Common Stock
                             ----------------------

Name and Address                  Number of Shares of           Percentage
of Beneficial Owner               Common Stock Owned(1)         of Ownership
-------------------               ---------------------         ------------

Gregory A. McAndrews, Ind. &
President
AcquiCorp, Inc.
8144 Bay Harbor Drive
Las Vegas, NV 89128                      666,500                16.84 Percent


All Directors and Officers as a Group    666,500                16.84 Percent

---------------

(1) Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or disp ose or direct the disposition of all shares beneficially owned, subject to applicable community property laws.

The following tabulates holding of Series "C" and "D" Preferred Shares of the Company owned beneficially by all directors and officers of the Company individually and as a group.

                      Table 2 - Series "C" Preferred Shares
                      -------------------------------------

                             Number of Series "C"        Percent of
Name and Address             Preferred Shares(1)           Class
----------------             -------------------           -----

None                                None                    None

(1) Series "C" Preferred Shares eliminated by court action on September 29,
1999.


                      Table 3 - Series "D" Preferred Shares
                      -------------------------------------

                             Number of Series "D"        Percent of
Name and Address             Preferred Shares(1)           Class
----------------             -------------------           -----

None                                 None                   None

(1) Series "D" Preferred Shares eliminated by court action on September 29,
1999.

PART IV

Item 14. Exhibits, Financial Statements, and Reports on Form 8-K

(a)  Financial Statements
                                                         Reference
     Balance sheets                                         F-1
     Statements of operations                               F-2

(b)  Reports on form 8-K

     None

(c)  Exhibits

     None


SIGNATURES



Olympic Entertainment Group, Inc.


By: /s/ Gregory A. McAndrews                       Date: November 12, 1999
----------------------------                       -----------------------
President


NAME & POSITION


By: /s/ Gregory A. McAndrews                       Date: November 12, 1999
----------------------------                       -----------------------
President

                        Olympic Entertainment Group, Inc.
                                  Balance Sheet
                            As of September 30, 1999


                                                              September 30, 1999
                                                              ------------------
ASSETS
     Current Assets
         Checking/Savings
             Pioneer Citizens-OEG                                          1.78
                                                                ---------------
         Total Checking/Savings                                            1.78
         Accounts Receivable
             Accounts Receivable                                      20,680.00
                                                                ---------------
         Total Accounts Receivable                                    20,680.00
         Other Current Assets
             A/R Allowance for bad debts                             (20,680.00)
                                                                ---------------
          Total Other Current Assets                                 (20,680.00)
                                                                ---------------
     Total Current Assets                                                  1.78
     Other Assets
         Accum Amort-License Costs                                  (844,770.00)
         Accum Amort-Mastering Costs                                 (11,400.00)
         License Cost-PP Film Cost-Oth                               912,935.00
         Mastering Costs-PP film costs                                43,235.27
         Trademarks                                                    1,323.00
                                                                ---------------
     Total Other Assets                                              101,323.27
                                                                ---------------

TOTAL ASSETS                                                         101,325.05
                                                                ===============
LIABILITIES & EQUITY
     Liabilities
         Current Liabilities
             Accounts Payable
                 Accounts Payable                                    495,621.15
                                                                ---------------
             Total Accounts Payable                                  495,621.15
             Other Current Liabilities
                 Accounts payable                                      9,558.00
                 Accrued interest                                    113,299.09
                 Accrued Lease Loss                                  351,029.00
                 Contract Payable-Kidstreet                           16,250.00
                 Contract Payable-Rod Rocket                          40,000.00
                 Current portion - LTD                                22,164.50
                 Note payable - Herkl                                 14,623.00
                 Loan                                                 50,000.00
                 Loan                                                 25,000.00
                 Loan                                                 25,000.00
                 Loan                                                 25,000.00
                 Note pay - Wolveck                                   10,000.00
                                                                ---------------
             Total Other Current Liabilities                         701,923.53
                                                                ---------------

         Total Current Liabilities                                   701,923.53
                                                                ---------------
     Total Liabilities                                               701,923.53
     Equity
         Add'l paid in capital                                     3,394,314.36
         Common stock                                                 30,028.00
           Retained Earnings (Deficit)                            (5,328,717.30)
         Net Income                                                  (51,194.00)
         Stock Subscriptions                                          48,750.00
                                                                ---------------
     Total Equity                                                 (1,904,989.90)
                                                                ---------------

TOTAL LIABILITIES & EQUITY                                           101,325.05
                                                                ===============

                        Olympic Entertainment Group, Inc.
                             Statement of Operations
                          July thru September 30, 1999


                                                             Jul - Sept, 1999
                                                             ----------------
Ordinary Income/Expense
    Income                                                            -0-
         Interest Income                                              -0-
                                                                  -------
    Total Income                                                      -0-
    Expense
         Business fees and taxes                                    1,829

                                                                  -------

    Total Expense                                                   1,829
                                                                  -------
Net Ordinary Income (Loss)                                         (1,829)
Other Income/Expense                                                  -0-
                                                                  -------

Net Income (Loss)                                                 $(1,829)
                                                                  =======