Form 10-K
period 1999-12-31
OLYMPIC ENTERTAINMENT GROUP INC /NV/
filed 2000-04-14
CIK 934646

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                      For the year ended December 31, 1999

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           Commission file #: 33-87714

                       OLYMPIC ENTERTAINMENT GROUP, INC.
                       ---------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                            88-0271810
              ------                                            ----------
  (State or other jurisdiction                                (IRS Employer
        of incorporation)                                 Identification Number)

2949 E. Desert Inn Road, Suite 1, Las Vegas, NV                  89121
-----------------------------------------------                  -----
    (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number: (702) 734-1714

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. (1) Yes X No (2) Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

At December 31, 1999 there were 3,297,785 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in rule 405).

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

All reference to the Company in the following discussion of the business activities of the Company include Children's Cable Network.

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

The cable television industry is subject to both regulatory restrictions implemented primarily by the Federal Communications Commission, ("FCC") and also legislation which affects the communications and broadcast industries.

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

KidStreet
130 1/2 hour episodes

     This highly exciting gameshow for children is also family oriented. Three pairs of siblings, the red team, the blue team and the green team, vie for victory and prizes by guessing how one sibling will answer a set of questions. Points are awarded for correct answers and the team with the most points wins the chance to solve the final puzzle. The show motivates kids to learn problem-solving skills and to better understand their sisters and brothers. Programming on license.

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

     Feature Length Movies
     Fifteen movies with Tarzan, Abbott and Costello, Danny Kaye and Shirley Temple, among others.

Item 2. Properties

The Company presently leases no space and during the prior report period terminated its leases in Burbank, California, and subsequently in Las Vegas, Nevada.


Item 3. Legal Proceedings

The Company is currently involved in the following legal matters:

The Company is a Defendant in Civil Action 96 CV 1930, Capital Funding & Financial Group, Inc., et al. vs. Olympic Entertainment Group, Inc. In this case, Plaintiff seeks refund of approximately $120,000 paid to the Company as licensing fees in 1996. The Company intends to defend itself and pursue its claims for licensing fees owed in excess of $100,000 and for damages caused by Capital Funding through tortuous interference with various contracts. A default judgment in excess of $1,000,000 was entered against the Company on November 2, 1998 under allegedly improper circumstances. The judgment was stayed and a motion to set aside the default judgment is pending.

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

The Company, Dominic Orsatti and John Holt Smith are defendants in Case No. A405069 in Dept. No. XVII in the in the District Court of Clark County, Nevada, entitled AcquiCorp, Inc., a Nevada Corporation, and Gregory A. McAndrews vs. Olympic Entertainment Group, Inc., a revoked Nevada corporation, and Dominic Orsatti and John Holt Smith, Individually, and as trustee of Olympic Entertainment Group, Inc., a revoked Nevada corporation. The Complaint alleged, among other things, that Orsatti and Smith allowed Olympic to become a revoked corporation, did not honor a signed agreement and signed voting trust agreement to sell their stock to AcquiCorp, Inc. and resign as directors so that AcquiCorp, Inc. could proceed with finding a suitable financial partner to avoid bankruptcy for Olympic Entertainment Group, Inc. The suit also seeks to restrain Orsatti and Smith from performing any actions which might destroy shareholder value for Olympic Entertainment Group, Inc.

Item 4. Submission of Matters to a Vote of Security Holders

By unanamous concent the Board approved the waiver of notice to vote shares held in trust to elect new officers and directors. New officers and directors received more than 50% of the vote of the shares outstanding.


PART II

Item 5. Market for Registrant's Common Equity & Related Stockholder Matters

(a)  Market Information

     (1)  (i)  None
          (ii) Not applicable
          (iii)First Quarter                        First Quarter
               March 31, 1999                       March 31, 1998
               High Bid         Low Bid          High Bid          Low Bid
                $0.01            $0.01             $0.51            $0.25

               Second Quarter                       Second Quarter
               June 30, 1999                        June 30, 1999
               High Bid         Low Bid          High Bid          Low Bid
                $0.03            $0.01             $0.44            $0.13

               Third Quarter                          Third Quarter
               September 30, 1999                   September 30, 1999
               High Bid         Low Bid          High Bid          Low Bid
                $0.03            $0.02             $0.24            $0.06

               Fourth Quarter                         Fourth Quarter
               December 31, 1999                     December 31, 1998
               High Bid    Low Bid               High Bid          Low Bid
               $0.05       $0.01                   $0.06            $0.01

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

Item 6. Selected Financial Data
                                               Twelve Months Ending December 31,
                                                    1999               1998
                                                    ----               ----
Income statement data:

Revenues                                              $-0-               $2,800

Income (loss)
  from operations                                ($146,758)         ($1,619,584)

Net Interest Expense                             ($ 37,013)         ($   35,185)

Income (Loss)
  before income taxes                            ($183,771)         ($1,770,890)

Income tax                                            $-0-               $-0-

Net income
  (loss)                                         ($183,771)           ($160,000)


                                                          December 31,
                                                    1999                1998
                                                    ----                ----
Per share data:

Primary:

Weighted average shares
  outstanding                                     3,002,785           2,973,080

Net income (loss)                               ($     0.06)        ($     0.60)

Balance sheet data:

Working capital
  (deficiency)                                         $-0-         $      -0-

Total assets                                    $       -0-         $  101,325

Long-term debt                                       36,787             22,164


Total liabilities and stockholders' equity
  (deficiency)                                  $        -0-       ($1,904,989)

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


Comparison of 1999 to 1998

The Company's activities in the 1999 consisted of attempting to find a financial partner to avoid filing for bankruptcy. In 1998, the Company unsuccessfully attempted to license cable affiliates and was working with Optimists International to set up a network with clubs in cities with attractive demographics. There were no revenues 1999 versus no revenues from a few operating CCN Affiliates in 1998. The Company had formerly recognized revenue from the network license agreements when all specified conditions had been made.


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



Capital Resources & Sources of Liquidity

During 1999 working capital remained inadequate due to lack of activity. The Company was maintained by an outside consultant, now the President and a Director.

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

Major customers

The Company had no major customers in the 1999. Carousel Marketing was the Company's major customer in 1998 and 1997. In 1998, Carousel broke off its relationship with the Company. Both are now in litigation over related matters to agreements.

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

---------------

Officers and Directors

Pursuant to the Bylaws, each Director shall serve until the annual meeting of the stockholders, or until his or her successor is elected and qualified. It is the intent of the Company to support the election of a majority of "outside" directors at such meeting. The Company's basic philosophy mandates the inclusion of directors who will be representative of management, employees and the minority shareholders of the Company. Directors may only be removed for "cause". The term of office of each officer of the Company is at the pleasure of the Company's Board. Former Directors and Officers Dominic Orsatti and John Holt Smith were removed from office for cause by shareholders on September 29, 1999.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

As of December 31, 1999 there were 3,297,785 Shares outstanding. The following tabulates holdings of Common Shares of the Company by each person who, subject to the above, are holders of record or are known by Management to own beneficially more than 5.0% of the Common Shares and, in addition, by all directors and officers of the Company individually and as a group.

                             Table I - Common Stock
                             ----------------------

Name and Address                  Number of Shares of           Percentage
of Beneficial Owner               Common Stock Owned(1)(2)      of Ownership
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

(2) Share of AcquiCorp, Inc. and Mr. McAndrews are voting shares, but the Board has voted to not issue the shares until, and if, a financial partner is located.

The following tabulates holding of Series "B", "C" and "D" Preferred Shares of the Company owned beneficially by all directors and officers of the Company individually and as a group.

                      Table 2 - Series "B" Preferred Shares
                      -------------------------------------

                             Number of Series "B"        Percent of
Name and Address             Preferred Shares(1)           Class
----------------             -------------------           -----

None                                None                    None

(1) The Board has voted to ask shareholders to eliminate Series "B" Preferred Shares. The loan holder of "B" shares has agreed to return all of the 10,000 Series "B' Preferred Shares in exchange for compensation to be determined later.


                      Table 3 - Series "C" Preferred Shares
                      -------------------------------------

                             Number of Series "C"        Percent of
Name and Address             Preferred Shares(1)           Class
----------------             -------------------           -----

None                                 None                   None

(1) The Board has voted to ask shareholders to eliminate Series "C" Preferred Shares.

                     Table 4 - Series "D" Preferred Shares
                     -------------------------------------

                             Number of Series "D"        Percent of
Name and Address             Preferred Shares(1)           Class
----------------             -------------------           -----

None                                 None                   None

(1) The Board has voted to ask shareholders to eliminate Series "D" Preferred



PART IV

Item 14. Exhibits, Financial Statements, and Reports on Form 8-K

(a)  Financial Statements
                                                         Reference
     Balance sheets                                         F-2
     Statements of operations                               F-3

(b)  Reports on form 8-K

     None

(c)  Exhibits

     None


SIGNATURES



Olympic Entertainment Group, Inc.

By: /s/ Gregory A. McAndrews                       Date: April 12, 2000
----------------------------                       --------------------
President



NAME & POSITION
By: /s/ Gregory A. McAndrews                       Date: April 12, 2000
----------------------------                       --------------------
President

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
Olympic Entertainment Group, Inc.

We have audited the balance sheet of Olympic Entertainment Group, Inc. as of December 31, 1999, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Olympic Entertainment Group, Inc. as of December 31, 1999, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

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




                                   James E. Scheifley & Associates, P.C.
                                    Certified Public Accountants

Denver, Colorado
March 30, 2000

                       Olympic Entertainment Group, Inc.
                                  Balance Sheet
                             As of December 31, 1999

Assets
                                                                        1999
                                                                    -----------
Current Assets:                                                     $      --
                                                                    -----------
Total assets                                                        $      --
                                                                    ===========

Liabilities and Stockholders' Equity
Current Liabilities:
Notes payable                                                       $   135,000
Curent portion of long-term debt                                         36,787
Accounts payable - trade                                                639,633
Accrued expenses                                                        492,498
                                                                    -----------
Total current liabilities                                             1,303,918

Commitments and contingencies (Note 7)

Redeemable preferred stock:
 Preferred stock, 10% cumulative convertible
  $.01 par value, 650,000 shares authorized,
  101,500 shares issued
  and outstanding in 1999
  liquidating preference $1 per share                                   203,000

Stockholders' equity:
 Preferred stock, $.01 par value, 5,000,000
  total shares authorized:
 Preferred stock, convertible, 40,000 shares
  authorized, 32,800 shares issued
  and outstanding, $10 per share liquidating
  preference (Series C)                                                  65,600
 Preferred stock, convertible, 98,000 shares
  authorized, issued and outstanding, $3 per
  share liquidating preference (Series D)                               196,000
Common stock, $.01 par value, 20,000,000
 shares authorized, 3,002,785 shares
 issued and outstanding                                                  30,028
Paid in capital                                                       3,394,314
Common stock subscriptions                                               61,950
Accumulated deficit                                                  (5,254,810)
                                                                    -----------
                                                                     (1,506,918)
                                                                    -----------
Total liabilities and
  stockholders' equity                                              $      --
                                                                    ===========

    The accompanying notes are an integral part of the financial statements.

                        Olympic Entertainment Group, Inc.
                            Statements of Operations
                 For the Years Ended December 31, 1999 and 1998

                                                      1999              1998
                                                   -----------      -----------

Revenue                                            $      --        $     2,800

Costs and expenses:
 General and administrative                            146,758        1,622,384
                                                   -----------      -----------
                                                       146,758        1,622,384

Income (loss) from operations                         (146,758)      (1,619,584)

Other income and (expense):
 Interest expense                                      (37,013)         (35,185)
 Loss from disposal of assets                             --           (134,740)
 Other income                                             --              9,619
                                                   -----------      -----------
                                                       (37,013)        (160,306)

Net income before income taxes                        (183,771)      (1,779,890)
Provision for income taxes                                --               --
                                                   -----------      -----------
Net income (loss)                                  $  (183,771)     $(1,779,890)
                                                   ===========      ===========


Per share information:
Basic and diluted (loss) per share
 Net income (loss) per share                       $     (0.06)     $     (0.60)
                                                   ===========      ===========
 Weighted average shares outstanding                 3,002,785        2,973,080
                                                   ===========      ===========



    The accompanying notes are an integral part of the financial statements.


                                              Olympic Entertainment Group, Inc.
                                              Statement of Stockholders' Equity
                                         For the Years Ended December 31, 1999 and 1998


                                                                             Additional     Common
                       Common                    Preferred                    Paid-In        Stock       Accumulated
                       Shares       Amount         Shares        Amount       Capital      Scbscribed      Deficit           Total
                       ------       ------         ------        ------       -------      ----------      -------           -----

Balance
 December 31, 1997    2,824,552   $    28,246   $   130,800   $   261,600   $ 3,306,979   $    45,000    $(3,291,149)       350,677

Shares issued
 for services           178,233         1,782                                    87,335                                      89,117

Common stoc
 subscribed
 for services                                                                                    3,750                        3,750

Net (loss)
 for the year              --           --            --            --            --            --        (1,779,890)    (1,779,890)
                      ----------   -----------   -----------   -----------   -----------   -----------    -----------   -----------
Balance
 December 31, 1998     3,002,785        30,028       130,800       261,600     3,394,314        48,750     (5,071,039)   (1,336,347)

Common stock
  subscribed
 for settlement                                                                                 13,200                       13,200

Net (loss)
 for the year              --            --            --            --            --            --         (183,771)      (183,771)
                      ----------   -----------   -----------   -----------   -----------   -----------    -----------   -----------
Balance
 December 31, 1999     3,002,785   $    30,028       130,800   $   261,600   $ 3,394,314   $    61,950    $(5,254,810)   (1,506,918)
                      ==========   ===========   ===========   ===========   ===========   ===========    ===========   ===========







                           The accompanying notes are an integral part of the financial statements.





                               Olympic Entertainment Group, Inc.
                                   Statements of Cash Flows
                         For the Years Ended December 31, 1999 and 1998

                                                                   1999                      1998
                                                               -----------               -----------
Operating activities:
Net income (loss)                                              $  (183,771)              $(1,779,890)
Adjustments to reconcile net income
  (loss) to net cash:
Depreciation                                                          --                       8,921
Amortization of film costs                                            --                     641,358
Common stock issued for services                                      --                      89,117
Stock subscriptions issued for services                             13,200                     3,750
Film masters rights charged off                                    101,323                    74,876
Loss on disposition of assets                                         --                     134,740
(Increase) decrease in accounts receivable                            --                      73,039
(Increase) in other assets                                            --                      13,775
Increase (decrease) in accrued expenses                             37,013                   354,190
Increase (decrease) in accounts payable                             32,204                   372,651
Increase in accounts payable - related party                          --                        --
                                                               -----------               -----------
Total adjustments                                                  183,740                 1,766,417
                                                               -----------               -----------
Net cash provided by (used in) operating activities                    (31)                  (13,473)


Cash flows from financing activities:
Repayment of notes payable                                            --                      (2,000)
                                                               -----------               -----------
Net cash provided by (used in)
 financing activities                                                 --                      (2,000)

Net increase in cash and cash equivalents                              (31)                  (15,473)
Beginning cash                                                          31                    15,504
                                                               -----------               -----------
Ending cash                                                    $      --                 $        31
                                                               ===========               ===========
Supplemental cash flow information:
Cash paid for:  Interest                                       $      --                 $      --
                Income taxes                                   $      --                 $      --





    The accompanying notes are an integral part of the financial statements.



                                      F-5

                        Olympic Entertainment Group, Inc.
                          Notes to Financial Statements
                                December 31, 1999

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

The Company depreciates its office equipment utilizing the straight-line method over a period of five years. The Company has recorded $ 0 and $4,337 of depreciation expense for the years ended December 31, 1999 and 1998, respectively. During the second quarter of 1998, the Company abandoned substantially all of its office and computer equipment in connection with the cessation of its operations. Additionally, the Company abandoned its rights under a long term operating lease for its corporate offices including certain leasehold improvements. The Company recognized a loss of $134,740 in connection with the abandonment of these assets.

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

During the year ended December 31, 1999, the Company determined that the remaining unamortized balance of the film rights was not expected to be realized in future years and charged the full amount to operations.

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

Advertising
Advertising expenses are charged to expense upon first showing. Amounts charged to expense were $ 0 and $7,839 for the years ended December 31, 1999 and 1998, respectively

Fair value of financial instruments
The Company's short-term financial instruments consist of cash and cash equivalents, accounts and loans receivable, and accounts payable and accruals. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable, trade. During the year the Company did not maintain cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation

Stock-based Compensation
The Company  adopted  Statement  of Financial  Accounting  Standard No. 123 (FAS
123), Accounting for Stock-Based Compensation beginning with the Company's first quarter of 1996. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees, and has provided in Note 2 pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method prescribed by FAS 123 had been applied in measuring compensation expense.

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

Effective December 31, 1998, the Company adopted the provisions of SFAS No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits ("SFAS 132"). SFAS 132 supersedes the disclosure requirements in SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Post-retirement Benefits Other Than Pensions. The overall objective of SFAS 132 is to improve and standardize disclosures about pensions and other post-retirement benefits and to make the required information more understandable. The adoption of SFAS 132 did not affect results of operations or financial position. The Company is in its development stage and has not initiated benefit plans to date, which would require disclosure under the statement.

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

During 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 - Reporting on the Costs of Start-Up Activities. The statement is effective for fiscal years beginning after December 15, 1998 and requires that the cost of start-up activities, including organization costs be expensed as incurred. The Company adopted the statement upon its issuance, however, the Companies organization costs had been fully amortized in prior years.


Note 2. STOCKHOLDERS' EQUITY

During the year ended December 31, 1998, the Company issued an aggregate of 178,233 shares of its common stock to certain employees and a vendor for services provided to the Company. The shares were valued at $.50 per share, which represents the market value of the stock at the dates at which the services provided to the Company were substantially complete.

During the year ended December 31, 1999, the Company settled a lawsuit for the collection of fees with a consultant who has assumed management responsibilities for the Company. The settlement specifies the issuance of 660,000 shares of the Company's common stock, which at the settlement date had a fair market value of $13,200 based upon the bid price of the common stock. The shares remained unissued at December 31, 1999.

During July 1996, the Company adopted the 1996 Employee Stock Option Plan for the benefit of certain employees, officers, directors and consultants. The Company also filed a Registration Statement on Form S-8 to register these shares. The number of common shares reserved under the plan is 800,000. The plan provides that the option price on the grant date shall not be less than the fair market value on such date. During July 1996 the Company issued 360,000 options exercisable at $1.40 per share under the plan, which expire after ten years unless exercised. During December 1996, the Company granted additional options under the plan for 370,000 shares exercisable at $.60 for a ten-year period.

Following is a summary of the transactions in the plan:

                                          Range of     Weighted
                             Shares       Exercise     Average
                                           Prices       Price
                             -------   ------------    ---------

Balance December 31, 1997    730,000   &.60 - $1.40      $.99
Granted                         -
Canceled                     335,000   $.60 - $1.40      $.92
Exercised                       -
                             -------
Balance December 31, 1998    395,000   $.60 - $1.40      $1.08

Granted                         -
Canceled                        -
Exercised                       -
                             -------
Balance December 31, 1999    395,000   $.60 - $1.40      $1.08

Options available at
 December 31, 1999           405,000

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

The Company currently has net operating loss carryforwards aggregating approximately $3,134,000 which expire beginning in 2003 through 2014.

The principal difference between the Company's book operating losses and income tax operating losses results from the issuance of and subscriptions for common stock and preferred stock during 1994 and 1996 for services. The effects of these differences are expected to be permanent in nature, therefore no deferred tax asset had been recorded related thereto.

The Company did not provide Federal income taxes for the years ended December 31, 1999 and 1998 due to operating losses incurred.

The Company is unable to predict future taxable income that would enable it to utilize the deferred tax asset arising from the future value of the net operating loss and therefore the deferred tax asset of approximately $1,065,000 related thereto is fully reserved. The reserve balance increased by approximately $63,000 as a result of the loss generated in the current year.


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

The Company received legal services of $18,165 for the year ended December 31, 1998 provided by a firm associated with one of its then directors and had a year end balance due such firm of $42,296.

Note 5. NOTES PAYABLE AND LONG TERM DEBT

Long-term debt consists of an obligation arising from the settlement of a lawsuit (see Note 8). Monthly payments of $2,000 per month, including interest imputed at 8% per annum are due for a forty month period beginning June 1, 1996. Principal payments due in the years ended December 31, 1998 and 1999 are $22,164 and $16,623, respectively. The loan is in default and all amounts due under the loan at December 31, 1999 ($36,787) have been classified as a current liability.

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

Note 6. FILM LIBRARY

At December 31, 1999, the Company's film library consisted of the following:

   License costs                        $ 912,935
   Mastering costs                         43,235
                                        ---------
                                          956,170
   Less accumulated amortization         (956,170)
                                        ---------
                                        $    -

During 1998, in connection with the cessation of the Company's principal business operations, the Company made a reduction of the carrying amounts of the film rights and masters of $717,557, which reduced the carrying amounts to an estimated net realizable value of $100,000. The Company further reduced the carrying value to $ 0 during the year ended December 31, 1999 as it is unlikely that any future value will be received therefrom.

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


Note 8. LITIGATION

Capital Funding & Financial Group, Inc. et al. v. Olympic Entertainment Group, Inc., et al. Colorado state court, Case No. 96-CV-001980.

The claim by the plaintiff is for the refund of $120,000 in licensing fees paid to the Company in 1996 and for other damages. The Company had filed a counter claim and based on the opinion of its Colorado attorney as of April 26, 1998 had not made any accrual pursuant to the case for the year ended December 31, 1997. As a result of the Company's cessation of its principal business operations, the Company was forced to abandon its counterclaim effort in California. A trial was held in Colorado in November 1998 and the plaintiff was awarded a default judgement of $1,000,000, including punitive damages of $520,000. A motion to set aside the default judgement has been made by the Company and stayed by the Court. The Company's Colorado attorney believes that the motion to set aside the judgement will be approved as the plaintiff has been subject to numerous cease and desist orders for violation of state securities regulations which may be directly related to the case. The Company has not accrued any amount of the default judgement in the foregoing financial statements.

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


Note 9. INFORMATION ABOUT MAJOR CUSTOMERS

The Company, whose customers arrange for programming to air on local cable systems in their respective licensed territories under leased access rules of the Federal Communications Commission, made sales in excess of 10% of total revenues for the year ended December 31, 1998 to Carousel Media Marketing in the amount of $2,800 which constituted 100% of the Company's sales in that year. No amounts were due from Carousel at December 31, 1998.


Note 10. BASIS OF PRESENTATION

The accompanying financial statements have been prepared on a "going concern" basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.

The Company has incurred operating losses during the years ended December 31, 1999 and 1998 aggregating $183,771 and $1,779,890, respectively and the Company has a working capital deficit of $1,303,809 at December 31, 1999. There can be no assurance that profitable operations will be attained due to the Company's cessation of its principal business operation.

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