Form 10-Q
period 2000-03-31
OLYMPIC ENTERTAINMENT GROUP INC /NV/
filed 2000-05-09
CIK 934646

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the Three Months Ended March 31, 2000

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                          Commission file #: 33-87714

                       OLYMPIC ENTERTAINMENT GROUP, INC.
             (Exact name of registrant as specified in its charter)

              Nevada                                            88-0271810
  (State or other jurisdiction                                (IRS Employer
        of incorporation)                                 Identification Number)

2949 E. Desert Inn Road, Suite 1, Las Vegas, NV                   89121
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. (1) Yes X No (2) Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. X

At March 31, 2000 there were 3,297,785 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in rule 405).

Documents incorporated by reference: None.

                                     PART I

Item 1. Business

(a)  General Development of Business

Olympic Entertainment Group, Inc. (the "Company") is a multimedia educational company and was incorporated on May 21, 1987 in the State of Nevada. The Company was originally formed to finance, produce, co-produce and distribute motion pictures and television shows and pursued various opportunities through 1993, when the Company's management decided to focus upon the development of a cable television network for the distribution of children's nonviolent television programming. From 1993 through 1995 the Company developed this concept and in 1995, launched the Children's Cable Network ("CCN"). To date, the Company has had success in several markets but has experienced marginal or poor results from the efforts of licensees overall.

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

The Company has provided award-winning, nonviolent, educational, informative and special interest children's programming for television and in the process of providing this programming, created business opportunities for individuals and syndications looking to get into the cable television broadcasting business.

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

Cable Affiliates

The Company has available for license its programming to Cable Affiliates who could cablecast this programming on their local cable systems through the purchase of time on a leased access channel. The Company obtains Cable Affiliates through business opportunity shows and seminars, direct mail and business opportunity advertisements in national publications and on the Internet. The Company licenses only one Cable Affiliate in each cable system market. The Company is actively looking for a financial partner.

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

Programming

The Company's programs consist of nonviolent, educational, informative and special interest videotapes and films which taught positive character development and morality in addition to introductions to numbers, letters and music. Each program is approximately 25 minutes in length, which leaves five minutes of time for the Cable Affiliate to sell commercial advertisements, sponsorships, and/or create and produce locally originated programming.

The Company, through its own research, located many award-winning children's series produced since 1950.

The programming for children included puppet shows, live action and animated characters, children's classic stories and music that was designed to teach children in a fun and entertaining way.

Library

The Company owns many programs outright and has multi-year licenses to others. To date, each series of programs is aimed at the 11/2- to 6-year-old audience, assisting them in their preparation for school. The Company owns outright or licenses under long-term leases each of the following programs.

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

The Company presently leases no space.


Item 3. Legal Proceedings

The Company is currently involved in the following legal matters:

The Company is a Defendant in Civil Action 96 CV 1930, Capital Funding & Financial Group, Inc., et al. vs. Olympic Entertainment Group, Inc. In this case, Plaintiff seeks refund of approximately $120,000 paid to the Company as licensing fees in 1996. The Company intends to defend itself and pursue its claims for licensing fees owed in excess of $100,000 and for damages caused by Capital Funding through tortuous interference with various contracts. Prior management allowed a default judgment to be entered against the Company. The default was stayed pending further court appearances.

The Company was a Defendant in Lee Van Dyke, Judy Lynn Kloepfer and William G. Chandler vs. Olympic Entertainment Group, Inc., et al., which was filed in Superior Court of Los Angeles County, Case No. BC189116, seeking class action status and alleging various allegations of violation of California securities laws, breach of contract and violation of the California Business and Professions Code. The Company was also named as an adverse party in a cross-complaint filed in the same case by Pacific Health Management, Inc. d/b/a Carousel Media Marketing and James Alex. The Company was excluded as a party to this action during the first quarter of 2000.

The Company was a defendant in Case No. A394431 in the District Court of Clark County, Nevada, entitled Desert Inn Office III, Limited Partnership, et al. vs. Olympic Entertainment Group, Inc., et al. The plaintiff's lawyer withdrew from the case and the case was closed in the first quarter of 2000.

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

New by-laws were adopted by more than 50% of the vote of the shares outstanding.


PART II

Item 5. Market for Registrant's Common Equity & Related Stockholder Matters

(a)  Market Information

     (1)  (i)  None
          (ii) Not applicable
          (iii)First Quarter                         First Quarter
               March 31, 2000                        March 31, 1999
               High Bid         Low Bid              High Bid          Low Bid
               $0.47            $0.20                $0.01             $0.01

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

Item 6. Selected Financial Data
                                               For Three Months Ending March 31,
                                                    2000               1999*
                                                    ----               ----
Income statement data:

Revenues                                           $   -0-           $    147

Income (loss)
  from operations                                 ($ 5,390)          ($51,338)

Net Interest Expense                              ($ 1,973)          ($ 1,973)

Income (Loss)
  before income taxes                             ($ 7,363)          ($53,331)

Income tax                                         $   -0-            $   -0-

Net income
  (loss)                                          ($ 7,363)          ($53,331)

*Restated


                                                            March 31,
                                                    2000                1999*
                                                    ----                ----
Per share data:

Primary:


Weighted average shares
  outstanding                                     3,297,785           3,277,785

Net income (loss)                               ($    0.002)        ($     0.02)

Balance sheet data:

Working capital
  (deficiency)                                   $      -0-          $      -0-

Total assets                                     $      -0-          $  101,325

Long-term debt                                   $   36,787          $   22,164


Total liabilities and stockholders' equity
  (deficiency)                                   $      -0-          $      -0-

*Restated



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company has continued to experience cash flow problems occasioned by (i) no revenue from license renewal fees or new Broadcast Affiliates licenses; (ii) the failure of the Optimist Group licensing program initiated in January 1997, and terminated by mutual consent on April 1, 1998; and (iii) the failure of a program to produce significant new revenue from cause marketing initiatives.

Comparison of 2000 to 1999

The Company's activities in the first quarter of 2000 consisted of attempting to find a financial partner. In the first quarter of 1999, the Company attempted to license cable affiliates through business brokers and to find a buyer for the Company's library. There were no revenues in the first quartet of 2000 versus nil revenues from a few operating CCN Affiliates and other activities in the first quarter of 1999. The Company had formerly recognized revenue from the network license agreements when all specified conditions had been made.

Comparison of 1999 to 1998

The Company's activities during the first quarter of 1999 were focused on finding a financial partner. Activities in the first quarter of 1998 were to develop Company products, license cable affiliates, develop "cause marketing" for the Company's library and negotiate acquisitions of rights to various children's television programs. Revenues were down in 1998 versus 1997 due to the fact that cable affiliates did not renew their license agreements when all specified conditions had been met. During 1998 and 1997, the bulk of the Company's sales were attributed to the sale of network license agreements. The selling and general and administrative expenses we re almost the same.

Capital Resources & Sources of Liquidity

During the first quarters of 2000 and 1999 working capital was provided by an outside consultant, now the President and a Director.

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

Major customers

The Company had no major customers in the first quarter of 2000 and 1999. Carousel Marketing was the Company's major customer in 1998 and 1997. In 1998, Carousel broke off its relationship with the Company.

Employment Contracts

There are no employment contracts.


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


Item 12. Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2000 there were 3,297,785 Shares outstanding. The following tabulates holdings of Common Shares of the Company by each person who, subject to the above, are holders of record or are known by Management to own beneficially more than 5.0% of the Common Shares and, in addition, by all directors and officers of the Company individually and as a group.


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

                      Table 2 - Series "B" Preferred Shares
                      -------------------------------------

                             Number of Series "B"        Percent of
Name and Address             Preferred Shares(1)           Class
----------------             -------------------           -----

None                                None                    None

(1) The Board has voted to ask shareholders to eliminate Series "B" Preferred Shares. The single holder of "B" shares has agreed to return all of the 10,000 Series "B' Preferred Shares in exchange for compensation to be determined later.


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

(1) The Board has voted to ask shareholders to eliminate Series "D" Preferred



PART IV

Item 14. Exhibits, Financial Statements, and Reports on Form 8-K

(a)  Financial Statements
                                                         Reference
     Balance sheets                                         F-1
     Statements of operations                               F-2

(b)  Reports on form 8-K

     None

(c)  Exhibits

     None


SIGNATURES


Olympic Entertainment Group, Inc.

By: /s/ Gregory A. McAndrews                       Date: May 8, 2000
----------------------------                       -----------------
President

NAME & POSITION
By: /s/ Gregory A. McAndrews                       Date: May 8, 2000
----------------------------                       -----------------
President

Olympic Entertainment Group, Inc.
Balance Sheet
As of March 31, 2000

                                     Assets


                                       Current Assets:   $      --
                                                         -----------
                                          Total assets   $      --
                                                         ===========

                  Liabilities and Stockholders' Equity
                                  Current Liabilities:
                                         Notes payable   $   135,000
                     Current portion of long-term debt        36,787
                              Accounts payable - trade       639,633
                                      Accrued expenses       499,861
                                                         -----------
                             Total current liabilities     1,311,281


                         Commitments and contingencies

                           Redeemable preferred stock:
           Preferred stock, 10% cumulative convertible
            $.01 par value, 650,000 shares authorized,
                                 101,500 shares issued
                                       and outstanding
                   liquidating preference $1 per share       203,000

                                 Stockholders' equity:
                      Preferred stock, $.01 par value,
                    5,000,000 total shares authorized:
           Preferred stock, convertible, 40,000 shares
                  authorized, 32,800 shares issued and
                outstanding, $10 per share liquidating
                                 preference (Series C)        65,600
           Preferred stock, convertible, 98,000 shares
            authorized, issued and outstanding, $3 per
               share liquidating preference (Series D)       196,000
              Common stock, $.01 par value, 20,000,000
                   shares authorized, 3,002,785 shares
                                issued and outstanding        30,028
                                       Paid in capital     3,394,314
                            Common stock subscriptions        61,950
                                   Accumulated deficit    (5,262,173)
                                                         -----------
                                                          (1,514,281)
                                                         -----------
                                 Total liabilities and
                                  stockholders' equity   $      --
                                                         ===========

Olympic Entertainment Group, Inc.
Statements of Operations
For the Three Months Ended March 31, 2000 and 1999

                                                      2000              1999*
                                                      ----              -----

                            Revenue               $      --         $       147

                Costs and expenses:
         General and administrative                     5,390            51,485
                                                  -----------       -----------
                                                        5,390            51,338

      Income (loss) from operations                    (5,390)          (51,338)

        Other income and (expense):
                   Interest expense                    (1,973)           (1,973)


                                                  -----------       -----------
                                                       (7,363)          (53,331)

     Net income before income taxes                    (7,363)          (53,331)
         Provision for income taxes                      --                --
                                                  -----------       -----------
                  Net income (loss)               $    (7,363)      $   (53,331)
                                                  ===========       ===========


             Per share information:
 Basic and diluted (loss) per share
        Net income (loss) per share               $    (0.002)      $     (0.02)
                                                  ===========       ===========
Weighted average shares outstanding                 3,297,785         3,277,785
                                                  ===========       ===========

*Restated