Form 10-Q
period 2000-06-30
OLYMPIC ENTERTAINMENT GROUP INC /NV/
filed 2000-08-14
CIK 934646

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the Three Months Ended June 30, 2000

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. (1) Yes [X] No [ ]   (2) Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. [X]

At June 30, 2000 there were 3,297,785 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in rule 405).

Documents incorporated by reference: None.

                                TABLE OF CONTENTS




             To jump to a section, double-click on the section name.

                                     10-QSB

PART I.........................................................................2
Item 1.........................................................................2
Item 2.........................................................................5
Item 3.........................................................................5
Item 4.........................................................................6
PART II........................................................................6
Item 5.........................................................................6
Income Statement...............................................................6
Item 7.........................................................................8
Item 8.........................................................................9
Item 9.........................................................................9
PART III.......................................................................9
Item 10........................................................................9
Item 11.......................................................................10
Balance Sheet Liabilities.....................................................12
Income Statement 2............................................................13

                                      EX-27

Exhibit 27 Table..............................................................14

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

None.


PART II

Item 5. Market for Registrant's Common Equity & Related Stockholder Matters

(a)    Market Information

     (1)  (i)  None
          (ii) Not applicable
          (iii)Second Quarter                        Second Quarter
               June 30, 2000                         June 30, 1999
               High Bid         Low Bid              High Bid          Low Bid
               $0.20            $0.11                $0.04             $0.03

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




Item 6. Selected Financial Data

                                     For Three Months Ending June 30,
                                     --------------------------------
                                        2000                   1999*
                                        ----                   ----
Income statement data:

Revenues                             $    -0-                $    -0-

Income (loss)
  from operations                    $( 5,887)               $(32,839)

Net Interest Expense                 $( 1,973)               $( 1,973)

Income (Loss)
  before income taxes                $( 7,860)               $(34,812)

Income tax                $   -0-                 $   -0-

Net income
  (loss)                 ($ 7,860)               ($34,812)

*Restated


                                                              Three Months Ended June 30,
                                                            ------------------------------
                                                            2000                      1999*
                                                            ----                      ----
Per share data:

Primary:

Weighted average shares
  outstanding                                             3,297,785                3,277,785

Net income (loss)                                        ($   0.002)              ($   0.001)

Balance sheet data:

Working capital
  (deficiency)                                           $      -0-               $      -0-

Total assets                                             $      -0-               $      -0-

Long-term debt                                           $   36,787               $   22,164

Total liabilities and stockholders' equity
  (deficiency)                                           $      -0-               $      -0-

*Restated


                                   For Six Months Ending June 30,
                                   ------------------------------
                                    2000                    1999*
                                    ----                    ----
Income statement data:

Revenues                           $   -0-                 $   -0-

Income (loss)
  from operations                 ($11,277)               ($84,323)

Net Interest Expense              ($ 1,973)               ($ 1,973)

Income (Loss)
  before income taxes             ($13,277)               ($86,296)

Income tax                         $   -0-                 $   -0-

Net income
  (loss)                          ($13,277)               ($86,296)

*Restated


                                     Six Months Ended June 30,
                                     -------------------------
                                     2000                1999*
                                     ----                ----
Per share data:

Primary:


Weighted average shares
  outstanding                     3,297,785            3,277,785

Net income (loss)                                        ($    0.004)       ($    0.026)

Balance sheet data:

Working capital
  (deficiency)                                            $      -0-         $      -0-

Total assets                                              $      -0-         $      -0-

Long-term debt                                            $   36,787         $   22,164


Total liabilities and stockholders' equity
  (deficiency)                                            $      -0-         $      -0-

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

Capital Resources & Sources of Liquidity

During the second quarters of 2000 and 1999 working capital was provided by an outside consultant, now the President and a Director.

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




PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth the name, age and position held of each director and officer of Olympic Entertainment Group, Inc.:

Name                        Age       Position
----                        ---       --------
Gregory A. McAndrews        55        President and Chairman
Kristi Q Litton             32        Secretary and Director
Jerry Engel                 69        Director
Kelly A. Valceanu           33        Director
Raymond Girard, Jr.         27        Director

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


Item 12. Security Ownership of Certain Beneficial Owners and Management

As of June 30, 2000 there were 3,297,785 Shares outstanding. The following tabulates holdings of Common Shares of the Company by each person who, subject to the above, are holders of record or are known by Management to own beneficially more than 5.0% of the Common Shares and, in addition, by all directors and officers of the Company individually and as a group.


                             Table I - Common Stock
                             ----------------------

Name and Address                  Number of Shares of           Percentage
of Beneficial Owner               Common Stock Owned(1)(2)      of Ownership
-------------------               ---------------------         ------------
Gregory A. McAndrews, Ind. &
President
AcquiCorp, Inc.
2949 East Desert Inn, Suite 1

Las Vegas, NV 89121                      666,500                16.84 Percent


All Directors and Officers as a Group    666,500                16.84 Percent

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



PART IV

Item 14. Exhibits, Financial Statements, and Reports on Form 8-K

(a)  Financial Statements

                                                         Reference
     Balance sheets                                         F-1
     Statements of operations                               F-2

(b)  Reports on form 8-K

     None

(c)  Exhibits

     None


SIGNATURES


Olympic Entertainment Group, Inc.

By: /s/ Gregory A. McAndrews                       Date: August 14, 2000
----------------------------                       -----------------
President

NAME & POSITION
By: /s/ Gregory A. McAndrews                       Date: August 14, 2000
----------------------------                       -----------------
President





Olympic Entertainment Group, Inc.
Balance Sheet
As of June 30, 2000

                                     Assets


                                       Current Assets:   $      --
                                                         -----------
                                          Total assets   $      --
                                                         ===========

                  Liabilities and Stockholders' Equity
                                  Current Liabilities:
                                         Notes payable   $   135,000
                     Current portion of long-term debt        36,787
                              Accounts payable - trade       645,520
                                      Accrued expenses       499,861
                                                         -----------
                             Total current liabilities     1,317,168


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

                                 Stockholders' equity:
                      Preferred stock, $.01 par value,
                    5,000,000 total shares authorized:
           Preferred stock, convertible, 40,000 shares authorized, 32,800 shares issued and outstanding, $10 per share liquidating
                                 preference (Series C)        65,600
           Preferred stock, convertible, 98,000 shares
            authorized, issued and outstanding, $3 per
               share liquidating preference (Series D)       196,000
              Common stock, $.01 par value, 20,000,000
                   shares authorized, 3,002,785 shares
                                issued and outstanding        30,028
                                       Paid in capital     3,394,314
                            Common stock subscriptions        61,950
                                   Accumulated deficit    (5,268,173)
                                                         -----------
                                                          (1,317,168)
                                                         -----------
                                 Total liabilities and
                                  stockholders' equity   $      --
                                                         ===========

                                       F-1





Olympic Entertainment Group, Inc.
Statements of Operations
For the Three Months Ended June 30, 2000 and 1999

                                                      2000              1999*
                                                      ----              -----

                            Revenue               $        --         $      --

                Costs and expenses:
         General and administrative                     5,887           532,839
                                                  -----------       -----------
                                                        5,887            32,839

      Income (loss) from operations                    (5,887)          (51,338)

        Other income and (expense):
                   Interest expense                    (1,973)           (1,973)


                                                  -----------       -----------
                                                       (7,363)          (34,812)

     Net income before income taxes                    (7,363)          (34,812)
         Provision for income taxes                      --                --
                                                  -----------       -----------
                  Net income (loss)               $    (7,363)      $   (34,812)
                                                  ===========       ===========


             Per share information:
 Basic and diluted (loss) per share
        Net income (loss) per share               $    (0.002)      $    (0.011)
                                                  ===========       ===========
Weighted average shares outstanding                 3,297,785         3,277,785
                                                  ===========       ===========

*Restated


                                       F-2