Form 10-Q
period 2000-09-30
OLYMPIC ENTERTAINMENT GROUP INC /NV/
filed 2000-11-13
CIK 934646

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the Three Months Ended September 30, 2000

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           Commission file #: 33-87714

                       OLYMPIC ENTERTAINMENT GROUP, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                            88-0271810
   ---------------------------                            ---------------------
  (State or other jurisdiction                                (IRS Employer
        of incorporation)                                 Identification Number)

2949 E. Desert Inn Road, Suite 1, Las Vegas, NV                   89121
     --------------------------------------                      --------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. X

At September 30, 2000 there were 3,297,785 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in rule 405).

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

Olympic Entertainment Group, Inc., a Nevada corporation, and Dominic Orsatti and John Holt Smith, Individually, and as trustee of Olympic Entertainment Group, Inc., a Nevada corporation. The Complaint alleged, among other things, that Orsatti and Smith allowed Olympic to become a revoked corporation, did not honor a signed agreement and signed voting trust agreement to sell their stock to AcquiCorp, Inc. and resign as directors so that AcquiCorp, Inc. could proceed with finding a suitable financial partner to avoid bankruptcy for Olympic Entertainment Group, Inc. The suit also seeks to restrain Orsatti and Smith from performing any actions which might destroy shareholder value for Olympic Entertainment Group, Inc.


Item 4. Submission of Matters to a Vote of Security Holders

None.


                                    PART II

Item 5. Market for Registrant's Common Equity & Related Stockholder Matters

(a)  Market Information

     (1)  (i)  None
          (ii) Not applicable
          (iii)Third Quarter                         Third Quarter
               September 30, 2000                    September 30, 1999
               High Bid         Low Bid              High Bid          Low Bid
               $0.14            $0.11                $0.03             $0.02

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




Item 6. Selected Financial Data
                                           For Three Months Ending September 30,
                                                    2000               1999*
                                                    ----               ----
Income statement data:

Revenues                                         $       -0-        $       -0-

Income (loss)
  from operations                                   ($2,362)           ($1,829)

Net Interest Expense                                ($1,973)           ($1,973)

Income (Loss)
  before income taxes                               ($4,335)           ($3,802)

Income tax                                       $       -0-        $       -0-

Net income
  (loss)                                            ($4,335)           ($3,802)

*Restated

                                                   Three Months Ending Sept. 30,
                                                    2000               1999*
                                                    ----               ----
Per share data:

Primary:


Weighted average shares
  outstanding                                     3,297,785          3,957,785

Net income (loss)                               ($    0.001)       ($    0.001)

Balance sheet data:

Working capital
  (deficiency)                                   $       -0-        $       -0-

Total assets                                     $       -0-        $       -0-

Long-term debt                                   $   36,787         $   22,164


Total liabilities and stockholders' equity
  (deficiency)                                   $       -0-        $       -0-

*Restated

                                                For Nine Months Ending Sept. 30,
                                                    2000               1999*
                                                    ----               ----
Income statement data:

Revenues                                         $       -0-        $       -0-

Income (loss)
  from operations                               ($   13,639)       ($    1,829)

Net Interest Expense                            ($    3,946)       ($    3,946)

Income (Loss)
  before income taxes                           ($   17,585)       ($    5,775)

Income tax                                       $       -0-        $       -0-

Net income
  (loss)                                        ($   17,585)       ($    5,775)

*Restated

                                                 Nine Months Ended September 30,
                                                    2000                1999*
                                                    ----                ----
Per share data:

Primary:


Weighted average shares
  outstanding                                     3,297,785           3,957,785

Net income (loss)                               ($    0.005)        ($    0.001)

Balance sheet data:

Working capital
  (deficiency)                                   $       -0-         $       -0-

Total assets                                     $       -0-         $       -0-

Long-term debt                                   $   36,787          $   22,164


Total liabilities and stockholders' equity
  (deficiency)                                   $       -0-         $       -0-

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

Comparison of 2000 to 1999

The Company's activities in the third quarter of 2000 consisted of attempting to find a financial partner. In the third quarter of 1999, the Company attempted to license cable affiliates through business brokers and to find a buyer for the Company's library. There were no revenues in the third quartet of 2000 compared with no revenues in the third quarter of 1999. The Company had formerly recognized revenue from the network license agreements when all specified conditions had been made.

Comparison of 1999 to 1998

The Company's activities during the third quarter of 1999 were focused on finding a financial partner. Activities in the third quarter of 1998 were to develop Company products, license cable affiliates, develop "cause marketing" for the Company's library and negotiate acquisitions of rights to various children's television programs.

Capital Resources & Sources of Liquidity

During the third quarters of 2000 and 1999 working capital was provided by an outside consultant, now the President and a Director.

In 1998, cash requirements were for operating expenses, primarily labor and general and administrative expenses, and for the acquisition of rights to additional television series licensing.

In 1997, the Company's primary source of cash was from licensing agreements that accounted for almost all of the cash brought into the Company.


Major customers

The Company had no major customers in the third quarters of 2000 and 1999. Carousel Marketing was the Company's major customer in 1998 and 1997. In 1998, Carousel broke off its relationship with the Company.

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


Item 12. Security Ownership of Certain Beneficial Owners and Management

As of September 30, 2000 there were 3,297,785 Shares outstanding. The following tabulates holdings of Common Shares of the Company by each person who, subject to the above, are holders of record or are known by Management to own beneficially more than 5.0% of the Common Shares and, in addition, by all directors and officers of the Company individually and as a group.


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

(1) The Board has voted to ask shareholders to eliminate Series "D" Preferred



                                    PART IV

Item 14. Exhibits, Financial Statements, and Reports on Form 8-K

(a)  Financial Statements
                                                         Reference
     Balance sheets                                         F-1
     Statements of operations                               F-2

(b)  Reports on form 8-K

     None

(c)  Exhibits

     None

                                   SIGNATURES


Olympic Entertainment Group, Inc.

By:  /s/  Gregory A. McAndrews                        Date: November 13, 2000
------------------------------                        -----------------------
          Gregory A. McAndrews
          President

NAME & POSITION
By:  /s/  Gregory A. McAndrews                        Date: November 13, 2000
----------------------------                          -----------------------
          Gregory A. McAndrews
          President

Olympic Entertainment Group, Inc.
Balance Sheet
As of September 30, 2000

                                     Assets


                                       Current Assets:   $      --
                                                         -----------
                                          Total assets   $      --
                                                         ===========

                  Liabilities and Stockholders' Equity
                                  Current Liabilities:
                                         Notes payable   $   135,000
                     Current portion of long-term debt        36,787
                              Accounts payable - trade       645,520
                                      Accrued expenses       504,196
                                                         -----------
                             Total current liabilities     1,321,503


                          Commitments and contingencies

                           Redeemable preferred stock:
           Preferred stock, 10% cumulative convertible
            $.01 par value, 650,000 shares authorized,
                                 101,500 shares issued
                                       and outstanding
                   liquidating preference $1 per share       203,000

                                 Stockholders' equity:
                      Preferred stock, $.01 par value,
                    5,000,000 total shares authorized:
           Preferred stock, convertible, 40,000 shares
                  authorized, 32,800 shares issued and
                outstanding, $10 per share liquidating
                                 preference (Series C)        65,600
           Preferred stock, convertible, 98,000 shares
            authorized, issued and outstanding, $3 per
               share liquidating preference (Series D)       196,000
              Common stock, $.01 par value, 20,000,000
                   shares authorized, 3,002,785 shares
                                issued and outstanding        30,028
                                       Paid in capital     3,394,314
                            Common stock subscriptions        61,950
                                   Accumulated deficit    (5,272,508)
                                                         -----------
                                                          (1,321,503)
                                                         -----------
                                 Total liabilities and
                                  stockholders' equity   $      --
                                                         ===========

Olympic Entertainment Group, Inc.
Statements of Operations
For the Three Months Ended September 30, 2000 and 1999

                                                      2000              1999*
                                                      ----              -----

                            Revenue               $       -0-         $     -0-

                Costs and expenses:
         General and administrative                    13,639             1,829
                                                  -----------       -----------
                                                       13,639             1,829

      Income (loss) from operations                   (13,639)           (1,829)

        Other income and (expense):
                   Interest expense                   ( 3,946)           (3,946)


                                                  -----------       -----------
                                                      (17,585)           (5,775)

     Net income before income taxes                   (17,585)           (5,775)
         Provision for income taxes                      --                --
                                                  -----------       -----------
                  Net income (loss)               $   (17,585)      $    (5,775)
                                                  ===========       ===========


             Per share information:
 Basic and diluted (loss) per share
        Net income (loss) per share               $    (0.005)      $    (0.001)
                                                  ===========       ===========
Weighted average shares outstanding                 3,297,785         3,957,785
                                                  ===========       ===========

*Restated