Form 10-K405
period 2000-12-31
OLYMPIC ENTERTAINMENT GROUP INC /NV/
filed 2001-03-29
CIK 934646

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                      For the year ended December 31, 2000

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           Commission file #: 33-87714

                        OLYMPIC ENTERTAINMENT GROUP, INC.
             (Exact name of registrant as specified in its charter)

          Nevada                                         88-0271810
(State or other jurisdiction                (IRS Employer Identification Number)
of incorporation)

              2949 E. Desert Inn Road, Suite 1, Las Vegas, NV 89121
               (Address of principal executive offices)(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. (1) Yes X No (2) Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

At December 31, 2000 there were 3,297,785 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in rule 405).

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

Employees

The Company currently has no employees in the corporate office in Las Vegas, Nevada. The Company is being run by Directors.

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


Item 3. Legal Proceedings

The Company is currently involved in the following legal matters:

The Company is a Defendant in Civil Action 96 CV 1930, Capital Funding & Financial Group, Inc., et al. vs. Olympic Entertainment Group, Inc. in Denver, CO. In this case, Plaintiff seeks refund of approximately $120,000 paid to the Company as licensing fees in 1996. The Company intends to defend itself and pursue its claims for licensing fees owed in excess of $100,000 and for damages caused by Capital Funding through tortuous interference with various contracts. A default Judgment was entered against the Company on November 2,1998 under allegedly improper circumstances. The judgment was stayed and a motion to set aside the default judgment is pending.

During 2000, the Company was dismissed as a Defendant in Lee Van Dyke, Judy Lynn Kloepfer and William G. Chandler vs. Olympic Entertainment Group, Inc., et al., which was filed in Superior Court of Los Angeles County, Case No. BC189116.

The Company was a defendant in Case No. A394431 in the District Court of Clark County, Nevada, entitled Desert Inn Office III, Limited Partnership, et al. vs. Olympic Entertainment Group, Inc., et al. The case was dismissed by the Court in 2000.

The Company, Dominic Orsatti and John Holt Smith are defendants in Case No. A405069 in Dept. No. XVII in the in the District Court of Clark County, Nevada, entitled AcquiCorp, Inc., a Nevada Corporation, and Gregory A. McAndrews vs. Olympic Entertainment Group, Inc., at the time a revoked Nevada corporation, and Dominic Orsatti and John Holt Smith, Individually, and as trustee of Olympic Entertainment Group, Inc., at the time a revoked Nevada corporation. The Complaint alleged, among other things, that Mr. Orsatti and Mr. Smith allowed Olympic to become a revoked corporation, did not honor a signed stock buy-sell agreement and a signed voting trust agreement to sell their stock to AcquiCorp, Inc. and resign as directors so that AcquiCorp, Inc. could proceed with finding a suitable financial partner to avoid bankruptcy for Olympic Entertainment Group, Inc. The suit also seeks to restrain Mr. Orsatti and Mr. Smith from performing any actions which might destroy shareholder value for Olympic Entertainment Group, Inc.


Item 4. Submission of Matters to a Vote of Security Holders

By unanimous consent on September 29, 2000, the board approved the waiver of notice to vote shares held in trust to elect new officers and directors and to vote on other matters necessary to preserve shareholder value and maintain the Company's compliance with regulations of the Securities & Exchange Commission, the National Association of Securities Dealers and the State of Nevada. The meeting was set for and held on December 31, 2000. Also on September 29, 2000, shareholders voting more than 10% of the common shares outstanding requested a special meeting of shareholders and waived notice to vote on the same issues as the board. New officers and directors received more than 50% of the vote of the shares outstanding. Directors unanimously and shareholders voting more than 50% of the shares outstanding jointly approved new directors, Silverado Transfer as transfer agent, James Scheifly & Associates as auditor, new bylaws, the reaffirmation of of a recommendation to revoke all past compensation to Dominic Orsatti and John Holt Smith by a majority vote of all shareholders, the reaffirmation of the recommendation of a vote of the majority of shareholders to revoke of all forms of common stock (except of "A" commons stock), preferred stock, warrants and options (except those pledged for services and as collateral for loans to persons other than Mr. Orsatti and Mr. Smith), the reaffirmation of the previous board's decision to grant 60,000 common shares to Greg McAndrews & Associates for financial public relations services and stock agreed to but not paid prior to 1999, reaffirmation of the previous board's decision to grant 600,000 common shares to AcquiCorp, Inc. for mergers/acquisition consulting if and when a financial partner was found for the Company by AcquiCorp, Inc., to grant voting privliledges for the 660,000 common shares granted to Greg McAndrews and a recommendation to submit all matters to shareholders at the next annual meeting.

PART II

Item 5. Market for Registrant's Common Equity & Related Stockholder Matters

(a)  Market Information

     (1)  (i)  None
          (ii) Not applicable
          (iii)First Quarter                First Quarter
          March 31, 2000                    March 31, 1999
          High Bid         Low Bid          High Bid          Low Bid
          $0.47            $0.20            $0.01             $0.01

          Second Quarter                    Second Quarter
          June 30, 2000                     June 30, 1999
          High Bid         Low Bid          High Bid Low Bid
          $0.20            $0.11            $0.03             $0.01

          Third Quarter                     Third Quarter
          September 30, 2000                September 30, 1999
          High Bid         Low Bid          High Bid          Low Bid
          $0.14            $0.03            $0.03             $0.02

          Fourth Quarter                    Fourth Quarter
          December 31, 2000                 December 31, 1999
          High Bid    Low Bid               High Bid          Low Bid
          $0.14       $0.03                 $0.05             $0.01

          (iv) Not applicable
          (v)  Not applicable
     (2)  (a)  Not applicable

(b)  Holders

     (1)  Title of Class                Number of Record Holders
          Common Stock,                 Approximately 300
          $0.01 Par Value

     (2)  Not applicable

(c)  Dividends

     (1)  There have never been any dividends declared by the Registrant.

     (2) Registrant's losses do not currently indicate the ability to pay cash dividends.

Item 6. Selected Financial Data
                                              Twelve Months Ending December 31,
                                                   2000             1999
                                                   ----             ----
Income statement data:

Revenues                                         $     0          $       0

Income (loss)
  from operations                               ($17,299)        ($146,758)

Net Interest Expense                            ($32,013)        ($ 37,013)

Income (Loss)
  before income taxes                           ($54,312)        ($183,771)

Income tax                                       $     0          $       0

Net income
  (loss)                                        ($54,312)        ($183,771)




                                                          December 31,
                                                    2000                1999
                                                    ----                ----
Per share data:

Primary:


Weighted average shares
  outstanding                                     3,002,785           3,002,785

Net income (loss)                               ($     0.02)       ($      0.06)

Balance sheet data:

Working capital
  (deficiency)                                  $         0         $         0

Total assets                                    $         0         $         0

Long-term debt                                       36,787              36,787


Total liabilities and stockholders' equity
  (deficiency)                                  $         0         $         0

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company has continued to experience no cash flow problems occasioned by (i) no revenue from license renewal fees or new Broadcast Affiliates licenses; (ii) the failure of the Optimist Group licensing program initiated in January 1998, and terminated by mutual consent on April 1, 1998; and (iii) the failure of a program to produce significant new revenue from cause marketing initiatives. Since January 1998, the Company has reduced overhead and expenditures by (i) eliminating all paid personnel; ( ii) ceasing to pay salaries to corporate officers; and (iii) paying no office rent. President and director Gregory A. McAndrews is paying all expenses to maintain the Company.

Should the Company be unsuccessful in seeking a financial partner, it would seek to reorganize its debt and to sell its programming in an orderly proceeding under the protection of the Bankruptcy Court.


Comparison of 2000 to 1999

The Company's activities in the 2000 and 1999 consisted of attempting to find a financial partner to avoid filing for bankruptcy. In addition, Gregory A. McAndrews, who paid all of the expenses of the Company, pursued litigation against former officers and directors Dominic Orsatti and John Holt Smith to enforce a common stock buy-sell agreement and a voting trust agreement that Mr. Orsatti and Mr. Smith each signed and failed to honor.

Comparison of 1999 to 1998

The Company's activities during 1999 were to find a financial partner. Until January 1, 1998, the Company developed products, licensed cable affiliates and negotiated acquisitions of rights to various children's television programs. Revenues were down in 1998 versus 1997 due to the fact that cable affiliates did not renew their license agreements when all specified conditions had been met.

Capital Resources & Sources of Liquidity

During 2000 and 1999, working capital remained inadequate due to lack of activity. The Company was maintained by Gregory A. McAndrews, now the president and a director.

Until January 1, 1998, cash requirements were for operating expenses, primarily labor and general and administrative expenses, and for the acquisition of rights to additional television series licensing.

Related Party Transactions

All deferred compensation to former officers and directors has been revoked by a unanimous vote of the board and a majority vote of shareholders at a special shareholders meeting. The matter is to be submitted to all shareholders at the next annual meeting.

Major customers

The Company had no major customers in the 2000 and 1999.

Employment Contract

During 1998, Dominic Orsatti (former president and director) and the Company mutually agreed to terminate a five-year compensation agreement entered into on January 15, 1997. The matter will be submitted to all shareholders at the next annual meeting when shareholders will be asked to reaffirm the board and holders of a majority of the shares outstanding decision to revoke all past compensation for Dominic Orsatti.

Item 8. Financial Statements

The following financial statements are filed with this report as pages F-1 through F-2 following the signature page:

                                                        Reference
        Balance sheets                                  F-2
        Statements of operations                        F-3


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes or disagreements with accountants on accounting and financial disclosures.


PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth the name, age and position held of each director and officer of Olympic Entertainment Group, Inc.:

Name                        Age       Position

Gregory A. McAndrews        55        President and Chairman
Kristi Q Litton             32        Secretary and Director
Jerry Engel                 70        Director
Kelly A. Valceanu           33        Director
Raymond Girard, Jr.         28        Director

---------------

Officers and Directors

Pursuant to the Bylaws, each director shall serve until the annual meeting of the shareholders, or until his or her successor is elected and qualified. It is the intent of the Company to support the election of a majority of "outside" directors at such meeting. The Company's basic philosophy mandates the inclusion of directors who will be representative of management, employees and the minority shareholders of the Company. Directors may only be removed for "cause". The term of office of each officer of the Company is at the pleasure of the Company's board. Former directors and officers Dominic Orsatti and John Holt Smith were removed from office for cause by a court-approved action on September 29, 1999. On December 31, 2000 the new board of directors and shareholders with voting control of more than a majority of shares reaffirmed this decision at a board meeting and a special meeting of shareholders.

BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS

Gregory A. McAndrews, President and Chairman of the Board - Mr. McAndrews has been a financial public relations counselor concentrating on small businesses for 29 years. He has represented more than 200 companies as President of Greg McAndrews & Associates and as an affiliate of a New York financial public relations firm. Mr. McAndrews is also President of AcquiCorp, Inc., a small company mergers and acquisition advisor. He is President of the National Association of Financial Wholesalers and a member of several other financial industry associations. He is a frequent contributor to industry publications. Mr. McAndrews received a BA degree in Journalism from the University of Southern California in 1967.

Kristi Q Litton, Secretary and Director - In February 2001, Mrs. Litton was named Manager of Auctions for Stuart Antiques & Design. Previously, she held various positions since 1995 with Butterfield & Butterfield, an auction house owned by E-Bay. Prior to that she was an account executive with advertising and public relations firms for five years. She graduated from the University of Southern California in 1990 with a BA and honors in Art History from the University of Southern California.

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


Item 12. Security Ownership of Certain Beneficial Owners and Management

As of December 31, 2000 there were 3,297,785 Shares outstanding. The following tabulates holdings of Common Shares of the Company by each person who, subject to the above, are holders of record or are known by Management to own beneficially more than 5.0% of the Common Shares and, in addition, by all directors and officers of the Company individually and as a group.

                             Table I - Common Stock
                             ----------------------

Name and Address                  Number of Shares of           Percentage
of Beneficial Owner               Common Stock Owned(1)(2)(3)   of Ownership
-------------------               --------------------------    ------------

Gregory A. McAndrews, Ind.
And as trustee for a UTMA                  6,500                      nil

Gregory A. McAndrews
President
AcquiCorp, Inc.
2949 East Dessert Inn Road
Suite No. 1
Las Vegas, NV 89121                      660,000                20 Percent


All Directors and Officers as a Group    666,500                20 Percent

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

(2) Shares for AcquiCorp, Inc. are voting shares, but the Board has voted to not issue the shares until, and if, a financial partner is located.

(3) 60,000 shares were approved by the former board for Greg McAndrews & Associates for previous fees and a pledge of stock that were never paid for financial public relations services prior to 1999. Mr. McAndrews assigned those shares to AcquiCorp, Inc. and to a voting trust for which he is the trustee. 600,000 shares were approved by the former board for AcquiCorp, Inc. in connection with acquisition/merger activities to be granted when and if a financial partner was arranged by AcquiCorp, Inc. On December 31, 2000, the new board and shareholders representing voting control of more than a majority of the stock voted to reaffirm this action and to allow AcquiCorp, Inc. to vote these shares in a voting trust for which Mr. McAndrews acts as trustee.

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

                      Table 2 - Series "B" Preferred Shares
                      -------------------------------------

                             Number of Series "B"        Percent of
Name and Address             Preferred Shares(1)           Class
----------------             -------------------           -----

None                                None                   None

(1) The board and a special meeting of shareholders voting more than a majority of the shares outstanding has voted reaffirmed the revocation of Series "B" Preferred Shares. The loan holder of "B" shares has agreed to return all of the 10,000 Series "B' Preferred Shares in exchange for compensation to be determined later. The matter will be submitted to all shareholders at the next annual meeting.

                      Table 3 - Series "C" Preferred Shares
                      -------------------------------------

                             Number of Series "C"        Percent of
Name and Address             Preferred Shares(1)           Class
----------------             -------------------           -----

None                                None                   None

(1) The board and a special meeting of shareholders voting more than a majority of the shares outstanding has voted reaffirmed the revocation of Series "C" Preferred Shares. The matter will be submitted to all shareholders at the next annual meeting


                      Table 4 - Series "D" Preferred Shares
                      -------------------------------------

                             Number of Series "D"        Percent of
Name and Address             Preferred Shares(1)           Class
----------------             -------------------           -----

None                                None                   None

(1) The board and a special meeting of shareholders voting more than a majority of the shares outstanding has voted reaffirmed the revocation of Series "D" Preferred Shares. The matter will be submitted to all shareholders at the next annual meeting


PART IV

Item 14. Exhibits, Financial Statements, and Reports on Form 8-K

(a)  Financial Statements
                                                         Reference
     Balance sheets                                         F-2
     Statements of operations                               F-3

(b)  Reports on form 8-K

     None

(c)  Exhibits

     None


SIGNATURES



Olympic Entertainment Group, Inc.

By: /s/ Gregory A. McAndrews                       Date: March 28, 2001
----------------------------                       --------------------
President

NAME & POSITION

By: /s/ Gregory A. McAndrews                       Date: March 28, 2001
----------------------------                       --------------------
President

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
Olympic Entertainment Group, Inc.

We have audited the balance sheet of Olympic Entertainment Group, Inc. as of December 31, 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Olympic Entertainment Group, Inc. as of December 31, 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.



                                   /s/ James E. Scheifley & Associates, P.C.
                                   -----------------------------------------
                                   James E. Scheifley & Associates, P.C.
                                    Certified Public Accountants

Denver, Colorado
March 19, 2001

                        Olympic Entertainment Ggoup, Inc.
                                  Balance Sheet
                             As of December 31, 2000

Assets
                                                                        2000
                                                                    -----------

Current Assets:                                                     $      --
                                                                    -----------
Total assets                                                        $      --
                                                                    ===========

Liabilities and Stockholders' Equity
Current Liabilities:
Notes payable                                                       $   135,000
Curent portion of long-term debt                                         36,787
Accounts payable - trade                                                619,929
Officer advances                                                         37,003
Accrued expenses                                                        529,511
                                                                    -----------
Total current liabilities                                             1,358,230


Commitments and contingencies (Note 7)

Redeemable preferred stock:
 Preferred stock, 10% cumulative convertible
  $.01 par value, 650,000 shares authorized,
  101,500 shares issued
  and outstanding in 1999
  liquidating preference $1 per share                                   203,000

Stockholders' equity:
 Preferred stock, $.01 par value, 5,000,000
  total shares authorized:
 Preferred stock, convertible, 40,000 shares
  authorized, 32,800 shares issued and
  outstanding, $10 per share liquidating
  preference (Series C)                                                  65,600
 Preferred stock, convertible, 98,000 shares
  authorized, issued and outstanding, $3 per
  share liquidating preference (Series D)                               196,000
Common stock, $.01 par value, 20,000,000
 shares authorized, 3,002,785 shares
 issued and outstanding                                                  30,028
Paid in capital                                                       3,394,314
Common stock subscriptions                                               61,950
Accumulated deficit                                                  (5,309,122)
                                                                    -----------
                                                                     (1,561,230)
                                                                    -----------
Total liabilities and
  stockholders' equity                                              $      --
                                                                    ===========


    The accompanying notes are an integral part of the financial statements.

                        Olympic Entertainment Ggoup, Inc.
                            Statements of Operations
                 For the Years Ended December 31, 2000 and 1999


                                                      2000              1999
                                                   -----------      -----------

Revenue                                            $      --        $      --

Costs and expenses:
 General and administrative                             17,299          146,758
                                                   -----------      -----------
                                                        17,299          146,758

Income (loss) from operations                          (17,299)        (146,758)

Other income and (expense):
 Interest expense                                      (37,013)         (37,013)
                                                   -----------      -----------
                                                       (37,013)         (37,013)

Net income before income taxes                         (54,312)        (183,771)
Provision for income taxes                                --               --
                                                   -----------      -----------
Net income (loss)                                  $   (54,312)     $  (183,771)
                                                   ===========      ===========


Per share information:
Basic and diluted (loss) per share
 Net income (loss) per share                       $     (0.02)     $     (0.06)
                                                   ===========      ===========
 Weighted average shares outstanding                 3,002,785        3,002,785
                                                   ===========      ===========


    The accompanying notes are an integral part of the financial statements.


                               Olympic Entertainment Ggoup, Inc.
                               Statement of Stockholders' Equity
                        For the Years Ended December 31, 2000 and 1999


                                           Common                    Preferred
                                           Shares        Amount        Shares        Amount
                                         -----------   -----------   -----------   -----------
Balance December 31, 1998                  2,824,552   $    30,028   $   130,800   $   261,600

Common stock subscribed for settlement

Net (loss) for the year                         --            --            --            --
                                         -----------   -----------   -----------   -----------
Balance December 31, 1999                  2,824,552        30,028       130,800       261,600

Net (loss) for the year                         --            --            --            --
                                         -----------   -----------   -----------   -----------
Balance December 31, 2000                  2,824,552   $    30,028       130,800   $   261,600
                                         ===========   ===========   ===========   ===========


Table continues below

                                         Additional      Common
                                           Paid-In       Stock        Accumulated
                                           Capital     Scbscribed       Deficit         Total
                                         -----------   -----------    -----------    -----------

Balance December 31, 1998                $ 3,394,314   $    48,750    $(5,071,039)    (1,336,347)

Common stock subscribed for settlement                      13,200                        13,200

Net (loss) for the year                         --                       (183,771)      (183,771)
                                         -----------   -----------    -----------    -----------
Balance December 31, 1999                  3,394,314        61,950     (5,254,810)    (1,506,918)

Net (loss) for the year                         --                        (54,312)       (54,312)
                                         -----------   -----------    -----------    -----------
Balance December 31, 2000                $ 3,394,314   $    61,950    $(5,309,122)    (1,561,230)
                                         ===========   ===========    ===========    ===========


           The accompanying notes are an integral part of the financial statements.

                                             F-4

                        Olympic Entertainment Ggoup, Inc.
                            Statements of Cash Flows
                 For the Years Ended December 31, 2000 and 1999

                                                            2000         1999
                                                         ---------    ---------
Operating activities:
Net income (loss)                                        $ (54,312)   $(183,771)
Adjustments to reconcile net income
  (loss) to net cash:
Depreciation                                                  --           --
Amortization of film costs                                    --           --
Common stock issued for services                              --           --
Stock subscriptions issued for services                       --         13,200
Film masters rights charged off                               --        101,323
Loss on disposition of assets                                 --           --
(Increase) decrease in accounts receivable                    --           --
(Increase) in other assets                                    --           --
Increase (decrease) in accrued expenses                     37,013       37,013
Increase (decrease) in accounts payable                       --         12,503
Increase in officer advance                                 17,299       19,701
                                                         ---------    ---------
Total adjustments                                           54,312      183,740
                                                         ---------    ---------
Net cash provided by (used in) operating activities           --            (31)


Net increase in cash and cash equivalents                     --            (31)
Beginning cash                                                --             31
                                                         ---------    ---------
Ending cash                                              $    --      $    --
                                                         =========    =========
Supplemental cash flow information:
Cash paid for:  Interest                                 $    --      $    --
                Income taxes                             $    --      $    --


    The accompanying notes are an integral part of the financial statements.

                        Olympic Entertainment Group, Inc.
                          Notes to Financial Statements
                                December 31, 2000

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

The Company depreciates its office equipment utilizing the straight-line method over a period of five years. The Company has recorded no depreciation expense for the years ended December 31, 2000 and 1999. During the second quarter of 1998, the Company abandoned substantially all of its office and computer equipment in connection with the cessation of its operations. Additionally, the Company abandoned its rights under a long term operating lease for its corporate offices including certain leasehold improvements. The Company recognized a loss of $134,740 in connection with the abandonment of these assets.

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


Note 2. STOCKHOLDERS' EQUITY

During the year ended December 31, 1999, the Company settled a lawsuit for the collection of fees with a consultant who has assumed management responsibilities for the Company. The settlement specifies the issuance of 660,000 shares of the Company's common stock, which at the settlement date had a fair market value of $13,200 based upon the bid price of the common stock. The shares remained unissued at December 31, 2000.

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

Following is a summary of the transactions in the plan:

                                         Range of      Weighted
                                         Exercise      Average
                             Shares       Prices        Price
                             ------       ------        -----

Balance December 31, 1998    395,000   $.60 - $1.40     $1.08

Granted                         -
Canceled                        -
Exercised                       -  .
                             -------
Balance December 31, 1999    395,000   $.60 - $1.40     $1.08

Granted                         -
Canceled                        -
Exercised                       -  .
                             -------
Balance December 31, 2000    395,000   $.60 - $1.40     $1.08

Options available at
 December 31, 2000           405,000

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

The Company currently has net operating loss carryforwards aggregating approximately $3,188,000 which expire beginning in 2003 through 2015.

The principal difference between the Company's book operating losses and income tax operating losses results from the issuance of and subscriptions for common stock and preferred stock during 1994 and 1996 for services. The effects of these differences are expected to be permanent in nature, therefore no deferred tax asset had been recorded related thereto.

The Company did not provide Federal income taxes for the years ended December 31, 2000 and 1999 due to operating losses incurred.

The Company is unable to predict future taxable income that would enable it to utilize the deferred tax asset arising from the future value of the net operating loss and therefore the deferred tax asset of approximately $1,083,000 related thereto is fully reserved. The reserve balance increased by approximately $21,000 as a result of the loss generated in the current year.


Note 4. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2000 and 1999, the Company's chief executive officer paid expenses in behalf of the Company amounting to $17,299 and $19,701, respectively. The balance of the non-interest bearing expense payments amounted to $37,003 at December 31, 2000.


Note 5. NOTES PAYABLE AND LONG TERM DEBT

Long-term debt consists of an obligation arising from the settlement of a lawsuit (see Note 8). Monthly payments of $2,000 per month, including interest imputed at 8% per annum are due for a forty month period beginning June 1, 1996. The loan is in default and all amounts due under the loan at December 31, 2000 ($36,787) have been classified as a current liability.

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


Note 6. FILM LIBRARY

At December 31, 2000, the Company's film library consisted of the following:

   License costs                        $ 912,935
   Mastering costs                         43,235
                                        ---------
                                          956,170
   Less accumulated amortization         (956,170)
                                        ---------
                                        $    --

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


Note 7. COMMITIENTS AND CONTINGENCIES

During August, 1997, the Company entered into a lease for office space in Las Vegas, Nevada for a sixty month period ending August 31, 2002 at a monthly rental of $4,445, increasing by approximately 3.5% per year throughout the lease. In connection with the cessation of its principal business activity in 1988, the Company abandoned its rights pursuant to the lease. The landlord commenced legal action to recover unpaid rent and build out costs aggregating $229,765. The Company has accrued the full amount of the claim in trade accounts payable. Although the Company has been dismissed from the suit, the company's counsel cannot comment on the likelihood of an unfavorable outcome nor can an estimate be made of the amount or range of potential loss.

Note 8. LITIGATION

Capital Funding & Financial Group, Inc. et al. v. Olympic Entertainment Group, Inc., et al. Colorado state court, Case No. 96-CV-001980.

The claim by the plaintiff is for the refund of $120,000 in licensing fees paid to the Company in 1996 and for other damages. The Company had filed a counter claim and based on the opinion of its Colorado attorney as of April 26, 1998 had not made any accrual pursuant to the case for the year ended December 31, 1997. As a result of the Company's cessation of its principal business operations, the Company was forced to abandon its counterclaim effort California. A trial was held in Colorado in November 1998 and the plaintiff was awarded a default judgment of $1,000,000, including punitive damages of $520,000. A motion to set aside the default judgment has been made by the Company and stayed by the Court and a motion to set aside the default judgment is pending. The Company's counsel cannot predict the likelihood of an unfavorable outcome nor can an estimate be made of the amount or range of potential loss. The Company has not accrued any amount of the default judgment in the foregoing financial statements.

Lee Van Dyke et al. v. Olympic Entertainment Group, Inc., et al. Superior Court of Los Angeles County, Case No. BC189116.

The plaintiffs seek class action status and allege violations of California securities laws, breach of contract and violation of the California Business and Professions Code. The suit had not been certified by the Court for class action status.

The Company is also named as an adverse party in a cross-complaint filed in the same case filed by Pacific Health Management, Inc. d/b/a Carousel Media Marketing (Carousel). The cause of action relates to the sale of limited partnership investment units to investors by Carousel. On February 9, 2000, a motion for a stipulated settlement was granted, in which the Company was dismissed as a party without prejudice.