Form 10-Q
period 2001-03-31
OLYMPIC ENTERTAINMENT GROUP INC /NV/
filed 2001-05-15
CIK 934646

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                      For the quarter ended March 30, 2001

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           Commission file #: 33-87714

                        OLYMPIC ENTERTAINMENT GROUP, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Nevada                                         88-0271810
 ---------------------------                 ----------------------------------
(State or other jurisdiction                (IRS Employer Identification Number)
           of incorporation)

              2949 E. Desert Inn Road, Suite 1, Las Vegas, NV 89121
                --------------------------------------       --------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this
Form 10-Q.      [  ]

At March 30, 2001 there were 3,297,785 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in rule 405).

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


Item 4. Submission of Matters to a Vote of Security Holders

None.

                                    PART II

Item 5. Market for Registrant's Common Equity & Related Stockholder Matters

(a)  Market Information

     (1)  (i)  None
          (ii) Not applicable
          (iii)First Quarter                First Quarter
          March 30, 2001                    March 31, 2000
          High Bid         Low Bid          High Bid          Low Bid
          $0.11            $0.08            $0.47             $0.20

          (iv) Not applicable
          (v)  Not applicable

     (2)  (a)  Not applicable

(b)  Holders

     (1)  Title of Class                Number of Record Holders
          Common Stock,                 Approximately 300
          $0.01 Par Value

     (2)  Not applicable

(c)  Dividends

     (1)  There have never been any dividends declared by the Registrant.

     (2) Registrant's losses do not currently indicate the ability to pay cash dividends.

Item 6. Selected Financial Data
                                                Three Months Ending March 30,
                                                   2001             2000
                                                   ----             ----
Income statement data:

Revenues                                         $        0         $        0

Income (loss)
  from operations                               ($   11,080)       ($     5,390)

Net Interest Expense                            ($   37,012)       ($    42,402)

Income (Loss)
  before income taxes                           ($   48,092)       ($    54,312)

Income tax                                       $        0         $         0

Net income
  (loss)                                        ($   48,092)       ($    42,402)


                                                            March 30,
                                                    2001                2000
                                                    ----                ----
Per share data:

Primary:

Weighted average shares
  outstanding                                     3,297,785           3,002,785

Net income (loss)                               ($     0.01)       ($      0.01)

Balance sheet data:

Working capital
  (deficiency)                                  $         0         $         0

Total assets                                    $         0         $         0

Long-term debt                                       36,787              36,787


Total liabilities and stockholders' equity
  (deficiency)                                  $         0         $         0

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company has continued to experience no cash flow occasioned by (i) no revenue from license renewal fees or new Broadcast Affiliates licenses; (ii) the failure of the Optimist Group licensing program initiated in January 1998, and terminated by mutual consent on April 1, 1998; and (iii) the failure of a program to produce significant new revenue from cause marketing initiatives. Since January 1998, the Company has reduced overhead and expenditures by (i) eliminating all paid personnel; ( ii) ceasing to pay salaries to corporate officers; and (iii) paying no office rent. President and director Gregory A. McAndrews is paying all expenses to maintain the Company.

Should the Company be unsuccessful in seeking a financial partner, it would seek to reorganize its debt and to sell its programming in an orderly proceeding under the protection of the Bankruptcy Court.

Comparison of 2001 to 2000

The Company's activities in the 2001and 2000 consisted of attempting to find a financial partner to avoid filing for bankruptcy.

Comparison of 2000 to 1999

The Company's activities during 2000 were to find a financial partner. Until January 1, 1998, the Company developed products, licensed cable affiliates and negotiated acquisitions of rights to various children's television programs.

Capital Resources & Sources of Liquidity

During 2001 and 2000, working capital remained inadequate due to lack of activity. The Company was maintained by Gregory A. McAndrews, now the president and a director.

Until January 1, 1998, cash requirements were for operating expenses, primarily labor and general and administrative expenses, and for the acquisition of rights to additional television series licensing.

Related Party Transactions

Gregory A. McAndrews, who has paid all of the expenses of the Company since January 1, 2000, has pursued litigation against former officers and directors Dominic Orsatti and John Holt Smith to enforce a common stock buy-sell agreement and a voting trust agreement that Mr. Orsatti and Mr. Smith each signed in the first quarter of 2000 and failed to honor.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth the name, age and position held of each director and officer of Olympic Entertainment Group, Inc.:

Name                        Age       Position

Gregory A. McAndrews        55        President and Chairman
Kristi Q Litton             32        Secretary and Director
Jerry Engel                 71        Director
Kelly A. Valceanu           33        Director
Raymond Girard, Jr.         30        Director

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

Raymond Girard, Jr., Director - Mr. Girard is an Internet consultant and specialist in the organization and maintenance of small publicly held companies. He graduated from the University of Las Vegas with a BA in Business Administration in 1995. He is currently an instructor in at UNLV.

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


Item 12. Security Ownership of Certain Beneficial Owners and Management

As of March 30, 2001 there were 3,297,785 Shares outstanding. The following tabulates holdings of Common Shares of the Company by each person who, subject to the above, are holders of record or are known by Management to own beneficially more than 5.0% of the Common Shares and, in addition, by all directors and officers of the Company individually and as a group.


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

(3) 60,000 shares were approved by the former board for Greg McAndrews & Associates for previous fees and a pledge of stock that were never paid for financial public relations services prior to 1999. Mr. McAndrews assigned those shares to AcquiCorp, Inc. and to a voting trust for which he is the trustee. 600,000 shares were approved by the former board for AcquiCorp, Inc. in connection with acquisition/merger activities to be granted when and if a financial partner was arranged by AcquiCorp, Inc. On March 30, 2001, the new board and shareholders representing voting control of more than a majority of the stock voted to reaffirm this action and to allow AcquiCorp, Inc. to vote these shares in a voting trust for which Mr. McAndrews acts as trustee.

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

Item 14. Exhibits, Financial Statements, and Reports on Form 8-K

(a)  Financial Statements
                                                         Reference
     Balance sheets                                         F-1
     Statements of operations                               F-2

(b)  Reports on form 8-K

     None

(c)  Exhibits

     None

                                   SIGNATURES



                                            Olympic Entertainment Group, Inc.

   Date: May 14, 2001                       By:  /s/  Gregory A. McAndrews
   ------------------                          ----------------------------
                                                      Gregory A. McAndrews
                                                      President

                        Olympic Entertainment Group, Inc.
                                  Balance Sheet
                              As of March 30, 2001

Assets
                                                                       2001
                                                                    -----------

Current Assets:                                                     $      --
                                                                    -----------
Total assets                                                        $      --
                                                                    ===========

Liabilities and Stockholders' Equity
Current Liabilities:
Notes payable                                                       $   135,000
Current portion of long-term debt                                        36,787
Accounts payable - trade                                                619,929
Officer advances                                                         37,003
Accrued expenses                                                        529,511
                                                                    -----------
Total current liabilities                                             1,406,322


Commitments and contingencies

Redeemable preferred stock:
 Preferred stock, 10% cumulative convertible
  $.01 par value, 650,000 shares authorized,
  101,500 shares issued
  and outstanding in 1999
  liquidating preference $1 per share                                   203,000

Stockholders' equity:
 Preferred stock, $.01 par value, 5,000,000
 total shares authorized:
 Preferred stock, convertible, 40,000 shares
  authorized, 32,800 shares issued
  and outstanding, $10 per share liquidating
  preference (Series C)                                                  65,600
 Preferred stock, convertible, 98,000 shares
  authorized, issued and outstanding, $3 per
  share liquidating preference (Series D)                               196,000
Common stock, $.01 par value, 20,000,000
 shares authorized, 3,002,785 shares
 issued and outstanding                                                  30,028
Paid in capital                                                       3,394,314
Common stock subscriptions                                               61,950
Accumulated deficit                                                  (5,367,214)
                                                                    -----------
                                                                     (1,609,322)
                                                                    -----------
Total liabilities and
  stockholders' equity                                              $      --
                                                                    ===========

                        Olympic Entertainment Group, Inc.
                            Statements of Operations
                   For the Years Ended March 30, 2001 and 2000


                                                       2001              2000
                                                   -----------      -----------

Revenue                                            $      --        $      --

Costs and expenses:
 General and administrative                             11,080            5,390
                                                   -----------      -----------
                                                        11,080            5,390

Income (loss) from operations                          (11,080)          (5,390)

Other income and (expense):
 Interest expense                                      (37,013)         (37,013)
                                                   -----------      -----------
                                                       (48,092)         (42,402)

Net income before income taxes                         (48,092)         (42,402)
Provision for income taxes                                --               --
                                                   -----------      -----------
Net income (loss)                                  $   (48,092)     $   (42,402)
                                                   ===========      ===========


Per share information:
Basic and diluted (loss) per share
 Net income (loss) per share                       $     (0.01)     $     (0.01)
                                                   ===========      ===========
 Weighted average shares outstanding                 3,297,785        3,002,785
                                                   ===========      ===========