Form 10-Q/A
period 2001-03-30
OLYMPIC ENTERTAINMENT GROUP INC /NV/
filed 2001-07-18
CIK 934646

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-QA

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

              2949 E. Desert Inn Road, Suite 1, Las Vegas, NV 89121
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Item 6. Selected Financial Data
                                                Three Months Ending March 30,*
                                                ------------------------------
                                                   2001*               2000*
                                                   -----               -----
Income statement data:

Revenues                                         $        0         $        0

Income (loss)
  from operations                               ($   11,080)       ($     5,390)

Net Interest Expense                            ($    9,253)       ($     9,253)

Income (Loss)
  before income taxes                           ($   20,333)       ($    14,643)

Income tax                                       $        0         $         0

Net income
  (loss)                                        ($   20,333)       ($    14,643)

*Amended


                                                            March 30,
                                                    ------------------------
                                                    2001                2000*
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

*Amended

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

Comparison of 2001 to 2000

The Company's activities in the first quarter of 2001 and 2000 consisted of attempting to find a financial partner to avoid filing for bankruptcy.

Comparison of 2000 to 1999

The Company's activities during the first quarters of 2000 were to find a financial partner. Until January 1, 1998, the Company developed products, licensed cable affiliates and negotiated acquisitions of rights to various children's television programs.

Capital Resources & Sources of Liquidity

During the first quarters of 2001 and 2000, working capital remained inadequate due to lack of activity. The Company was maintained by Gregory A. McAndrews, now the president and a director.

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

Major customers

The Company had no major customers in the first quarters of 2001 and 2000.

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

Item 11. Executive Compensation

The table below sets forth the payroll and consulting compensation for fiscal 1998 for the executive officers and directors of the Company.

Name of Individual        Capacities in Which Served                Compensation
-------------------       -----------------------------------       ------------
Gregory A. McAndrews      President and Chairman of the Board       $  -0-
Kristi Q Litton           Secretary and Director                    $  -0-


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

                             Table I - Common Stock
                             ----------------------

Name and Address                      Number of Shares of           Percentage
of Beneficial Owner                   Common Stock Owned(1)(2)(3)   of Ownership
-----------------------               --------------------------    ------------

Gregory A. McAndrews, Ind.
And as trustee for a UTMA                     6,500                     nil

Gregory A. McAndrews
President
AcquiCorp, Inc.
2949 East Dessert Inn Road
Suite No. 1
Las Vegas, NV 89121                         660,000                  20 Percent


All Directors and Officers as a Group       666,500                  20 Percent

----------------

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

                      Table 2 - Series "B" Preferred Shares
                      -------------------------------------

                             Number of Series "B"        Percent of
Name and Address             Preferred Shares(1)           Class
--------------------         -------------------         ----------

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


                      Table 3 - Series "C" Preferred Shares
                      -------------------------------------

                             Number of Series "C"        Percent of
Name and Address             Preferred Shares(1)           Class
--------------------         --------------------        ----------

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

Item 14. Exhibits, Financial Statements, and Reports on Form 8-K

(a)  Financial Statements
                                                         Reference
     Balance sheets                                         F-1
     Statements of operations                               F-2

(b)  Reports on form 8-K

     None

(c)  Exhibits

     None

                                   SIGNATURES



                                            Olympic Entertainment Group, Inc.

   Date: July 18, 2001                       By: /s/ Gregory A. McAndrews
   -------------------                       ----------------------------
                                             Gregory A. McAndrews
                                             President

                        Olympic Entertainment Group, Inc.
                                  Balance Sheet
                              As of March 30, 2001

Assets
                                                                       2001*
                                                                    -----------

Current Assets:                                                     $      --
                                                                    -----------
Total assets                                                        $      --
                                                                    ===========

Liabilities and Stockholders' Equity
Current Liabilities:
Notes payable                                                       $   135,000
Current portion of long-term debt                                        36,787
Accounts payable - trade                                                631,009
Officer advances                                                         48,083
Accrued expenses                                                        538,764
                                                                    -----------
Total current liabilities                                             1,378,563


Commitments and contingencies

Redeemable preferred stock:
 Preferred stock, 10% cumulative convertible
  $.01 par value, 650,000 shares authorized,
  101,500 shares issued
  and outstanding in 1999
  liquidating preference $1 per share                                   203,000

Stockholders' equity:
 Preferred stock, $.01 par value, 5,000,000
 total shares authorized:
 Preferred stock, convertible, 40,000 shares
  authorized, 32,800 shares issued
  and outstanding, $10 per share liquidating
  preference (Series C)                                                  65,600
 Preferred stock, convertible, 98,000 shares
  authorized, issued and outstanding, $3 per
  share liquidating preference (Series D)                               196,000
Common stock, $.01 par value, 20,000,000
 shares authorized, 3,002,785 shares
 issued and outstanding                                                  30,028
Paid in capital                                                       3,394,314
Common stock subscriptions                                               61,950
Accumulated deficit                                                  (5,329,455)
                                                                    -----------
                                                                     (1,581,563)
                                                                    -----------
Total liabilities and
  stockholders' equity                                              $      --
                                                                    ===========

*Amended

                        Olympic Entertainment Group, Inc.
                            Statements of Operations
               For the First Quarter Ended March 30, 2001 and 2000


                                                       2001*            2000*
                                                   -----------      -----------

Revenue                                            $      --        $      --

Costs and expenses:
 General and administrative                             11,080            5,390
                                                   -----------      -----------
                                                        11,080            5,390

Income (loss) from operations                          (11,080)          (5,390)

Other income and (expense):
 Interest expense                                      ( 9,253)         ( 9,253)
                                                   -----------      -----------
                                                       (20,333)         (14,643)

Net income before income taxes                         (20,333)         (14,643)
Provision for income taxes                                --               --
                                                   -----------      -----------
Net income (loss)                                  $   (20,333)     $   (14,643)
                                                   ===========      ===========


Per share information:
Basic and diluted (loss) per share
 Net income (loss) per share                       $     (0.01)     $     (0.01)
                                                   ===========      ===========
 Weighted average shares outstanding                 3,297,785        3,002,785
                                                   ===========      ===========

*Amended