Form 10QSB
period 2001-06-30
OLYMPIC ENTERTAINMENT GROUP INC /NV/
filed 2001-08-14
CIK 934646

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                      For the quarter ended June 30, 2001

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

At June 30, 2001 there were 3,297,785 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in rule 405).

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

Olympic Entertainment Group, Inc. Library of Programming

The Shari Show
26 1/2 hour episodes

     The Shari Show takes place in the TV station called Bearly Broadcasting where all of the positions are manned by puppets. Shari Lewis is the secretary to the station manager, Mr. Bearly. As they put on the full range of typical shows at Bearly Broadcasting, human interaction and value judgments are explored and revealed. More than an entertainment show for children of all ages, The Shari Show stimulates children's senses of curiosity and humor, which creates involvement...a basic measurement of the educational process. Shari Lewis and The Shari Show have won seven (7) Emmys, the Peabody award and numerous other prestigious awards for excellence. Programming on license.

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


Item 4. Submission of Matters to a Vote of Security Holders

None.

                                    PART II

Item 5. Market for Registrant's Common Equity & Related Stockholder Matters

(a)  Market Information

     (1)  (i)  None
          (ii) Not applicable
          (iii)Second Quarter               Second Quarter
          June 30, 2001                     June 30, 2000
          High Bid         Low Bid          High Bid          Low Bid
          $0.09            $0.08            $0.20            $0.11

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

Item 6. Selected Financial Data (Unaudited)
                                                   Three Months Ending June 30,
                                                     2001               2000*
                                                     ----               -----
Income statement data:
Revenues                                         $        0         $        0
Income (loss) from operations                   ($    5,502)       ($     5,887)
Net Interest Expense                            ($    9,253)       ($     9,253)
Income (Loss)
  before income taxes                           ($   14,755)       ($    15,140)
Income tax                                       $        0         $         0
Net income
  (loss)                                        ($   14,755)       ($    15,140)

*Restated

                                                   Three Months Ended June 30,
                                                    2001                2000*
                                                    ----                ----
Per share data:
Primary:
Weighted average shares outstanding               3,297,785           3,297,785
Net income (loss)                              ($     0.005)       ($     0.005)
Balance sheet data:
Working capital (deficiency)                    $         0         $         0
Total assets                                    $         0         $         0
Long-term debt                                       36,787              36,787


Total liabilities and stockholders' equity
  (deficiency)                                  $         0         $         0

*Restated

                                                    Six Months Ending June 30,
                                                     2001               2000*
                                                     ----               -----
Income statement data:
Revenues                                         $        0         $        0
Income (loss) from operations                   ($   16,582)       ($    11,277)
Net Interest Expense                            ($   18,506)       ($    18,506)
Income (Loss)
  before income taxes                           ($   35,088)       ($    29,783)
Income tax                                       $        0         $         0
Net income
  (loss)                                        ($   35,088)       ($    29,783)

*Restated

                                                    Six Months Ended June 30,
                                                    2001                2000*
                                                    ----                ----
Per share data:
Primary:
Weighted average shares
  outstanding                                     3,297,785           3,297,785
Net income (loss)                              ($      0.01)       ($      0.01)
Balance sheet data:
Working capital (deficiency)                    $         0         $         0
Total assets                                    $         0         $         0
Long-term debt                                       36,787              36,787

Total liabilities and stockholders' equity
  (deficiency)                                  $         0         $         0

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

Comparison of 2001 to 2000

The Company's activities in the second quarters of 2001 and 2000 consisted of attempting to find a financial partner to avoid filing for bankruptcy.

Comparison of 2000 to 1999

The Company's activities during the second quarters of 2000 and 1999 were to find a financial partner. Until January 1, 1998, the Company developed products, licensed cable affiliates and negotiated acquisitions of rights to various children's television programs.

Capital Resources & Sources of Liquidity

During the second quarters of 2001 and 2000, working capital remained inadequate due to lack of activity. The Company was maintained by Gregory A. McAndrews, now the president and a director.

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

Major customers

The Company had no major customers in the second quarters of 2001 and 2000.


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

Item 8. Financial Statements

The following financial statements are filed with this report as pages F-1 through F-2 following the signature page:

                                                        Reference
                                                        ---------
        Balance sheets                                  F-1
        Statements of operations                        F-2
        Statements of cash flows                        F-3


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes or disagreements with accountants on accounting and financial disclosures.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth the name, age and position held of each director and officer of Olympic Entertainment Group, Inc.:

Name                        Age       Position
----                        ---       --------

Gregory A. McAndrews        56        President and Chairman
Kristi Q Litton             33        Secretary and Director
Jerry Engel                 71        Director
Kelly A. Valceanu           34        Director
Raymond Girard, Jr.         31        Director

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

Kristi Q Litton, Secretary and Director - In February 2001, Mrs. Litton was named Manager of Auctions for Stuart Antiques & Design. Previously, she held various positions since 1995 with Butterfield & Butterfield, an auction house owned by E-Bay. Prior to that she was an account executive with advertising and public relations firms for five years. She graduated from the University of Southern California in 1990 with a BA and honors in Art History.

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

Item 11. Executive Compensation

The table below sets forth the payroll and consulting compensation for fiscal 2001 for the executive officers and directors of the Company.

Name of Individual        Capacities in Which Served                Compensation
-------------------       -----------------------------------       ------------
Gregory A. McAndrews      President and Chairman of the Board       $-0-
Kristi Q Litton           Secretary and Director                    $-0-


Item 12. Security Ownership of Certain Beneficial Owners and Management

As of June 30, 2001 there were 3,297,785 Shares outstanding. The following tabulates holdings of Common Shares of the Company by each person who, subject to the above, are holders of record or are known by Management to own beneficially more than 5.0% of the Common Shares and, in addition, by all directors and officers of the Company individually and as a group.


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

Item 14. Exhibits, Financial Statements, and Reports on Form 8-K

(a)  Financial Statements
                                                         Reference
     Balance sheets                                         F-1
     Statements of operations                               F-2
     Statements of cash flows                               F-3

(b)  Reports on form 8-K

     None

(c)  Exhibits

     None

                                   SIGNATURES



                                            Olympic Entertainment Group, Inc.

   Date: August 13, 2001                    By:  /s/  Gregory A. McAndrews
   ---------------------                         ----------------------------
                                                 Gregory A. McAndrews
                                                 President

                        Olympic Entertainment Group, Inc.
                                  Balance Sheet
                              As of June 30, 2001
                                   (Unaudited)

Assets
                                                                        2001
                                                                    -----------

Current Assets:                                                     $      --
                                                                    -----------
Total assets                                                        $      --
                                                                    ===========

Liabilities and Stockholders' Equity
Current Liabilities:
Notes payable                                                       $   135,000
Current portion of long-term debt                                        36,787
Accounts payable - trade                                                619,929
Officer advances                                                         53,585
Accrued expenses                                                        548,017
                                                                    -----------
Total current liabilities                                             1,393,318


Commitments and contingencies

Redeemable preferred stock:
 Preferred stock, 10% cumulative convertible
  $.01 par value, 650,000 shares authorized,
  101,500 shares issued
  and outstanding in 1999
  liquidating preference $1 per share                                   203,000

Stockholders' equity:
 Preferred stock, $.01 par value, 5,000,000
 total shares authorized:
 Preferred stock, convertible, 40,000 shares
  authorized, 32,800 shares issued
  and outstanding, $10 per share liquidating
  preference (Series C)                                                  65,600
 Preferred stock, convertible, 98,000 shares
  authorized, issued and outstanding, $3 per
  share liquidating preference (Series D)                               196,000
Common stock, $.01 par value, 20,000,000
 shares authorized, 3,002,785 shares
 issued and outstanding                                                  30,028
Paid in capital                                                       3,394,314
Common stock subscriptions                                               61,950
Accumulated deficit                                                  (5,344,210)
                                                                    -----------
                                                                     (1,596,318)
                                                                    -----------
Total liabilities and
  stockholders' equity                                              $      --
                                                                    ===========

                        Olympic Entertainment Group, Inc.
                            Statements of Operations
               For the Three Months Ended June 30, 2001 and 2000
                                   (Unaudited)


                                                       2001            2000*
                                                   -----------      -----------

Revenue                                            $      --        $      --

Costs and expenses:
 General and administrative                              5,502            5,887
                                                   -----------      -----------
                                                         5,502            5,887

Income (loss) from operations                          ( 5,502)         ( 5,887)

Other income and (expense):
 Interest expense                                      ( 9,253)         ( 9,253)
                                                   -----------      -----------
                                                       (14,755)         (15,140)

Net income before income taxes                         (14,755)         (15,140)
Provision for income taxes                                --               --
                                                   -----------      -----------
Net income (loss)                                  $   (14,755)     $   (15,140)

Per share information:
Basic and diluted (loss) per share
 Net income (loss) per share                       $   ( 0.005)     $   ( 0.005)
                                                   ===========      ===========
 Weighted average shares outstanding                 3,297,785        3,297,785
                                                   ===========      ===========

*Restated


                      Olympic Entertainment Group, Inc.
                          Statements of Operations
               For the Six Months Ended June 30, 2001 and 2000
                               (Unaudited)

                                                       2001            2000*
                                                   -----------      -----------

Revenue                                            $      --        $      --

Costs and expenses:
 General and administrative                             16,582           11,277
                                                   -----------      -----------
                                                        16,582           11,277

Income (loss) from operations                          (16,582)         (11,277)

Other income and (expense):
 Interest expense                                      (18,506)         (18,506)
                                                   -----------      -----------
                                                       (18,506)         (18,506)

Net income before income taxes                         (35,088)         (29,783)
Provision for income taxes                                --               --
                                                   -----------      -----------
Net income (loss)                                  $   (35,088)     $   (29,783)
                                                   ===========      ===========
Per share information:
Basic and diluted (loss) per share
 Net income (loss) per share                       $   (  0.01)     $   (  0.01)
                                                   ===========      ===========
 Weighted average shares outstanding                 3,297,785        3,297,785
                                                   ===========      ===========
*Restated

                        Olympic Entertainment Ggoup, Inc.
                            Statements of Cash Flows
                 For the Six Months Ended June 30, 2001 and 2000
                                  (Unaudited)

                                                       2001         2000
Operating activities:
Net income (loss)                                   $(35,088)    $(29,783)
Adjustments to reconcile net income
  (loss) to net cash:
Changes in assets and liabilities:                         -            -
(Increase) decrease in accounts receivable                 -            -
(Increase) in other assets                                 -            -
Increase (decrease) in accrued expenses               18,506       18,506
Increase (decrease) in accounts payable                    -          (31)
Increase in officer advance                           16,582       11,277
                                                    --------     --------
Total adjustments                                     35,088       29,752
                                                    --------     --------
Net cash provided by (used in) operating activities        -          (31)


Net increase in cash and cash equivalents                  -          (31)
Beginning cash                                             -           31
                                                    --------     --------
Ending cash                                         $      -     $      -
                                                    ========     ========
Supplemental cash flow information:
Cash paid for: Interest                             $      -     $      -
               Income taxes                         $      -     $      -