Form 10-Q
period 2001-09-30
OLYMPIC ENTERTAINMENT GROUP INC /NV/
filed 2001-11-14
CIK 934646

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the quarter ended September 30, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           Commission file #: 33-87714

                        OLYMPIC ENTERTAINMENT GROUP, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                               88-0271810
 ---------------------------                               --------------------
(State or other jurisdiction                              (IRS Employer
            of incorporation)                             Identification Number)

              2949 E. Desert Inn Road, Suite 1, Las Vegas, NV     89121
                --------------------------------------           --------
               (Address of principal executive offices)         (Zip Code)

                  Registrant's telephone number: (702) 734-1714

           Securities registered pursuant to Section 12(b) of the Act:

         Common Stock $0.01 Par Value                           NONE
                --------------                         ---------------------
               (Title of Class)                       (Name of Each Exchange
                                                         on Which Registered)

          Securities registered pursuant to Section 12(g) of the Act:

        Common Stock $0.01 Par Value                            NONE
                --------------                         ---------------------
               (Title of Class)                       (Name of Each Exchange
                                                        on Which Registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. (1) Yes X No (2) Yes X No
                                         ---  ---       ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. [ ]

At September 30, 2001 there were 3,297,785 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in rule 405).

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

Cable Affiliates

Prior to January 1, 1998, the Company licensed its programming to Cable Affiliates who would cable cast this programming on their local cable systems through the purchase of time on a leased access channel. The Company obtained Cable Affiliates through business opportunity shows and seminars, direct mail and business opportunity advertisements in national publications and on the Internet. The Company licensed only one Cable Affiliate in each cable system market. The Company has no cash available to continue this effort.

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

Olympic Entertainment Group, Inc. Library of Programming

The Shari Show
26 1/2 hour episodes

     The Shari Show takes place in the TV station called Bearly Broadcasting where all of the positions are manned by puppets. Shari Lewis is the secretary to the station manager, Mr. Bearly. As they put on the full range of typical shows at Bearly Broadcasting, human interaction and value judgments are explored and revealed. More than an entertainment show for children of all ages, TheShari Show stimulates children's senses of curiosity and humor, which creates involvement...a basic measurement of the educational process. Shari Lewis and The Shari Show have won seven (7) Emmys, the Peabody award and numerous other prestigious awards for excellence. Programming on license.

Bill Cosby's PicturePages
80 1/2 hour episodes

     Bill Cosby's PicturePages, winner of a Golden Globe award and Gold Medalist of the International Film Festival of New York, helps children develop important skills like following directions, drawing, hand-eye coordination, clear thinking and numbers. Picture Pages is the epitome of educating children with love and laughter. Bill Cosby's unique approach, which delights children and adults, is recommended by the National Education Association. Programming on license.

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

Metric Series
38  15 minute episodes
(approximately 600 minutes of animation)

     A series of animation programs designed to teach children, as well as adults, the metric system of weights and measures. The Metric Series features a mild mannered character named Newton Joule who, when conversion problems arise turns into the superhero Metric Man to teach children about liters, meters and grams. They learn the metric system is used worldwide, and that once understood, it is easier to use then gallons, yards and pounds. The series is fun, entertaining and most of all, highly educational.

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

Item 4.   Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5. Market for Registrant's Common Equity & Related Stockholder Matters

(a)  Market Information
          (1)      (i)      None
                   (ii)     Not applicable
                   (iii)    Third Quarter               Third Quarter
                   September 30, 2001                   September 30, 2000
                   High Bid          Low Bid            High Bid         Low Bid
                   $0.09              $0.06             $0.14            $0.11
                   (iv)     Not applicable
                   (v)      Not applicable

          (2)      a)       Not applicable

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

Item 6. Selected Financial Data (Unaudited)

                                              Three Months Ending September 30,
                                               2001                      2000*
Income statement data:
Revenues                                     $      0                  $      0
Income (loss) from operations               ($  3,618)                ($  2,362)
Net Interest Expense                        ($  9,253)                ($ 11,615)
Income (Loss) before income taxes           ($ 12,871)                ($ 15,140)
Income tax                                   $      0                  $      0
Net income  (loss)                          ($ 12,871)                ($ 11,615)

*Restated

                                              Three Months Ended September 30,
                                               2001                     2000*
Per share data:
Primary:
Weighted average shares outstanding          3,297,785                3,297,785
Net income (loss)                          ($    0.004)             ($    0.004)
Balance sheet data:
Working capital  (deficiency)               $        0               $        0
Total assets                                $        0               $        0
Long-term debt                                  36,787                   36,787
Total liabilities and stockholders' equity  $        0               $        0
(deficiency)

*Restated

                                              Nine Months Ended September 30,
                                               2001                     2000*
Income statement data:
Revenues                                    $        0               $        0
Income (loss)  from operations             ($   20,200)             ($   13,369)
Net Interest Expense                       ($   27,759)             ($   27,759)
Income (Loss)  before income taxes         ($   47,959)             ($   41,128)
Income tax                                  $        0               $        0
Net income  (loss)                         ($   47,959)             ($   41,128)

*Restated

                                              Nine Months Ended September 30,
                                               2001                     2000*
Per share data:
Primary:
Weighted average shares outstanding          3,297,785                3,297,785
Net income (loss)                          ($     0.01)             ($     0.01)
Balance sheet data:
Working capital  (deficiency)               $        0               $        0
Total assets                                $        0               $        0
Long-term debt                                  36,787                   36,787
Total liabilities and stockholders' equity  $        0               $        0
(deficiency)

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

Comparison of 2001 to 2000
The Company's activities in the third quarters of 2001 and 2000 consisted of attempting to find a financial partner to avoid filing for bankruptcy.

Comparison of 2000 to 1999

The Company's activities during the third quarters of 2000 and 1999 were to find a financial partner. Until January 1, 1998, the Company developed products, licensed cable affiliates and negotiated acquisitions of rights to various children's television programs.

Capital Resources & Sources of Liquidity

During the third quarters of 2001 and 2000, working capital remained inadequate due to lack of activity. The Company was maintained by Gregory A. McAndrews, now the president and a director.

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

Major customers

The Company had no major customers in the third quarters of 2001 and 2000.


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

Kristi Q Litton, Secretary and Director - In February 2001, Mrs. Litton has acted as a consultant to businesses in the auction, fine arts and public relations fields. Previously, she held various positions since 1995 with Butterfield & Butterfield, an auction house owned by E-Bay. Prior to that she was an account executive with advertising and public relations firms for five years. She graduated from the University of Southern California in 1990 with a BA and honors in Art History.

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

Name of Individual         Capacities in Which                      Compensation
--------------------------------------------------------------------------------
Gregory A. McAndrews       President and Chairman of the Board          $-0-
Kristi Q Litton            Secretary and Director                       $-0-


Item 12. Security Ownership of Certain Beneficial Owners and Management

As of September 30, 2001 there were 3,297,785 Shares outstanding. The following tabulates holdings of Common Shares of the Company by each person who, subject to the above, are holders of record or are known by Management to own beneficially more than 5.0% of the Common Shares and, in addition, by all directors and officers of the Company individually and as a group.

                             Table I - Common Stock
                             ----------------------

Name and Address                    Number of Shares of             Percentage
of Beneficial Owner                 Common Stock Owned(1)(2)(3)     of Ownership
--------------------------------------------------------------------------------

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


                      Table 2 - Series "B" Preferred Shares
                      -------------------------------------

                           Number of Series "B"                       Percent of
Name and Address           Preferred Shares(1)                        Class
----------------           -------------------                        -----

None                       None                                       None

(1) The board and a special meeting of shareholders voting more than a majority of the shares outstanding has voted reaffirmed the revocation of Series "B"Preferred Shares. The loan holder of "B" shares has agreed to return all of the 10,000 Series "B' Preferred Shares in exchange for compensation to be determined later. The matter will be submitted to all shareholders at the next annual meeting.




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

Item 14. Exhibits, Financial Statements, and Reports on Form 8-K

(a)      Financial Statements
                                             Reference
         Balance sheets                      F-1
         Statements of operations            F-2
         Statements of cash flows            F-3

(b)      Reports on form 8-K

         None

(c)      Exhibits

         None


                                   SIGNATURES



                                            Olympic Entertainment Group, Inc.

   Date: November 12, 2001                  By:  /s/  Gregory A. McAndrews
                                               ------------------------------
                                                      Gregory A. McAndrews
                                                      President

                        Olympic Entertainment Group, Inc.
                                  Balance Sheet
                            As of September 30, 2001
                                   (Unaudited)

Assets                                                            2001
                                                                  ----

Current Assets:                                                $     --
                                                               ----------
Total assets
Liabilities and Stockholders' Equity
Current Liabilities:                                           $     --
                                                               ----------
Notes payable                                                  $  135,000
Current portion of long-term debt                                  36,787
Accounts payable - trade                                          619,929
Officer advances                                                   57,203
Accrued expenses                                                  557,270
                                                               ----------
Total current liabilities                                       1,406,159

Commitments and contingencies
Redeemable preferred stock:                                       203,000
 Preferred stock, 10% cumulative convertible $.01 par
 value, 650,000 shares authorized, 101,500 shares issued
 and outstanding in 1999 liquidating preference $1 per
 share                                                               --
Stockholders' equity:                                              65,600
 authorized:  Preferred stock, convertible, 40,000 shares
 authorized, 32,800 shares issued  and outstanding, $10 per
 share liquidating  preference (Series C)                            --
Preferred stock, convertible, 98,000 shares                       196,000
 authorized, issued and outstanding, $3 per
 share liquidating preference (Series D)
Common stock, $.01 par value, 20,000,000                           30,028
 shares authorized, 3,002,785 shares
 issued and outstanding
Paid in capital                                                 3,394,314
Common stock subscriptions                                         61,950
Accumulated deficit                                            (5,357,081)
                                                               ----------
                                                               (1,609,189)
                                                               ----------
Total liabilities and  stockholders' equity                    $     --
                                                               ==========

                        Olympic Entertainment Group, Inc.
                            Statements of Operations
              For the Three Months Ended September 30 2001 and 2000
                                   (Unaudited)


                                                     2001           2000*
                                                 -----------     -----------

Revenue                                          $      --       $      --
Costs and expenses: General and administrative         3,618           2,362
                                                 -----------     -----------
                                                       3,618          2,362
Income (loss) from operations                         (3,618)         (2,362)
Other income and (expense): Interest expense          (9,253)         (9,253)
                                                 -----------     -----------
                                                     (12,871)        (11,615)
Net income before income taxes                       (12,871)        (11,615)
                                                 -----------     -----------
Provision for income taxes                              --              --
                                                 -----------     -----------
Net income (loss)                                    (12,871)        (11,615)
Per share information:
Basic and diluted (loss) per share
Net income (loss) per share                      $    (0.004)    $    (0.004)
                                                 ===========     ===========
Weighted average shares outstanding                3,297,785       3,297,785
                                                 ===========     ===========

*Restated


                       Olympic Entertainment Group, Inc.
                            Statements of Operations
              For the Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)


                                                     2001           2000*
                                                 -----------     -----------

Revenue                                          $      --       $      --
Costs and expenses:
 General and administrative                           20,200          13,369
                                                 -----------     -----------
                                                      20,200          13,369
Income (loss) from operations                        (20,200)        (13,369)
Other income and (expense):
 Interest expense                                    (27,759)        (27,759)
                                                 -----------     -----------
                                                     (27,759)        (27,759)
Net income before income taxes                       (47,959)        (41,128)
                                                 -----------     -----------
Provision for income taxes                              --              --
                                                 -----------     -----------
Net income (loss)                                    (47,959)        (41,128)
                                                 ===========     ===========
Per share information:
Basic and diluted (loss) per share
 Net income (loss) per share                     $   (  0.01)    $   (  0.01)
                                                 ===========     ===========
Weighted average shares outstanding                3,297,785       3,297,785
                                                 ===========     ===========
*Restated

                        Olympic Entertainment Group, Inc.
                            Statements of Cash Flows
              For the Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                             2001        2000
                                                           --------    --------
Operating activities:
Net income (loss)                                          $(47,959)   $(41,128)
Adjustments to reconcile net income
(loss) to net cash
Changes in assets and liabilities:
(Increase) decrease in accounts receivable                     --          --
(Increase) in other assets                                     --          --
Increase (decrease) in accrued expenses                      27,759      27,759
Increase (decrease) in accounts payable                        --           (31)
Increase in officer advance                                  20,200      13,369
                                                           --------    --------
Total adjustments                                            47,959      41,097
                                                           --------    --------

Net cash provided by (used in) operating activities            --           (31)

Net increase in cash and cash equivalents                      --           (31)
Beginning cash                                                 --           (31)
                                                           --------    --------
Ending cash                                                $   --      $   --
                                                           ========    ========
Supplemental cash flow information:
Cash paid for: Interest                                    $   --      $   --
                        Income taxes                       $   --      $   --






Olympic Entertainment Group, Inc.
Notes to Financial Statements
September 30, 2001

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions incorporated in Regulation 10-SB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's financial statements for the year ended December 31, 2000 included in the Company's annual report on Form 10-K.

Basic loss per share was computed using the weighted average number of common shares outstanding.

During the nine months ended September 30, 2001, an officer of the Company paid expenses in behalf of the Company amounting to $20,200. This amount has been included in the caption "Officer advances" in the accompanying balance sheet.