Form 10QSB
period 2001-09-30
OLYMPIC ENTERTAINMENT GROUP INC /NV/
filed 2001-11-15
CIK 934646

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark one

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    33-87714
                             ----------------------
                             Commission file Number


                        OLYMPIC ENTERTAINMENT GROUP, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Nevada                                                  88-0271810
          ------                                                  ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


      1900 Avenue of the Starts, Suite 1450, Los Angeles, California 90067
      --------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number: (310) 277-5333

Securities registered pursuant to Section 12(b) of the Act:

        Title of Class                           :  Common Stock
        Par Value                                :  $0.01
        Name of Each Exchange on Which Registered:  None

Securities registered pursuant to Section 12(g) of the Act:

        Title of Class                           :  Common Stock
        Par Value                                :  $0.01
        Name of Each Exchange on Which Registered:  None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB. [ ]

At September 30, 2001 there were 3,297,785 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in rule 405).

Documents incorporated by reference: None.

                                Table of Contents


                         Part I - Financial Information


Item 1.           Financial Statements .................................  1-3

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................    4



                           Part II - Other Information

Item 1.           Legal Proceedings.....................................    5

Item 2.           Changes in Securities.................................    6

Item 3.           Defaults upon Senior Securities.......................    6

Item 4.           Submission of Matters to a Vote of Security Holders...    6

Item 5.           Other Information.....................................    6

Item 6.           Exhibits and Reports on Form 8-K......................    6

Signatures..............................................................    7

                                     PART I

Item 1. Financial Statements.



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

Item 2. Management's Discussions and Analysis or Plan of Operation.

The Company has continued to experience no income and no cash flow occasioned by
(i) no revenue from license renewal fees or new Broadcast  Affiliates  licenses;
(ii) the failure of the Optimist Group licensing program initiated in January 1998, and terminated by mutual consent on April 1, 1998; and (iii) the failure of a program to produce significant new revenue from cause marketing initiatives. Since January 1998, the Company has reduced overhead and expenditures by (i) eliminating all paid personnel; ( ii) ceasing to pay salaries to corporate officers; and (iii) paying no office rent.

Should the Company be unsuccessful in seeking a financial partner, it would seek to reorganize its debt and to sell its programming in an orderly proceeding under the protection of the Bankruptcy Court.

Comparison of September 30, 2001 to September 30, 2000
------------------------------------------------------

The Company's activities in the first quarter of 2001 and 2000 consisted of attempting to find a financial partner to avoid filing for bankruptcy.

Comparison of 2000 to 1999
--------------------------

The Company's activities during the first quarters of 2000 were to find a financial partner. Until January 1, 1998, the Company developed products, licensed cable affiliates and negotiated acquisitions of rights to various children's television programs.

Capital Resources & Sources of Liquidity
----------------------------------------

During the first quarters of 2001 and 2000, working capital remained inadequate due to lack of activity. However, the Company has no financial commitments for equipment or other capital costs, no obligations for salaries and none for office space or equipment as the officers of the Company are providing office space without charge or reimbursement.

Until January 1, 1998, cash requirements were for operating expenses, primarily labor and general and administrative expenses, and for the acquisition of rights to additional television series licensing. There are no cash expenses being incurred presently and none are anticipated in the next few months.

Major customers
---------------

The Company had no major customers in the first quarters of 2001 and 2000.

                                     PART II

Item 1. Legal Proceedings

The Company is currently involved in the following legal matters:

The Company was a Defendant in Civil Action 96 CV 1930, Capital Funding & Financial Group, Inc., et al. vs. Olympic Entertainment Group, Inc. in Denver, CO. In this case, Plaintiff sought a refund of approximately $120,000 paid to the Company as licensing fees in 1996. The Company counterclaimed to pursue its claims for licensing fees owed in excess of $100,000 and for damages caused by Capital Funding through tortuous interference with various contracts. A default Judgment was entered against the Company on November 2,1998. The judgment was stayed and a motion to set aside the default judgment is pending. However, none of the officers and directors of Capital Funding nor its attorney of record has been located since the entry of the default in November 1998. The Company is informed that the charter of Capital Funding has been forfeit for noncompliance with corporate tax and other laws of the State of Colorado; therefore, no one can be served with process to set aside the judgment. Company counsel advises that the judgment is therefore unenforceable and uncollectable against the Company.

The Company, Dominic Orsatti and John Holt Smith are defendants in Case No. A405069 in the District Court of Clark County, Nevada, entitled AcquiCorp, Inc., a Nevada Corporation, and Gregory A. McAndrews vs. Olympic Entertainment Group, Inc., and Dominic Orsatti and John Holt Smith, Individually, and as trustee of Olympic Entertainment Group, Inc. The Complaint alleged, among other things, that Mr. Orsatti and Mr. Smith did not honor a stock buy-sell agreement and a voting trust agreement to sell their stock to AcquiCorp, Inc. and to resign as directors.

The plaintiffs sought to cause performance by the defendants Orsatti and Smith of an agreement to purchase all of the shares of Olympic Entertainment Group, Inc. ("Olympic"), which agreement had been delivered in trust to Mr. McAndrews and AcquiCorp as agents for Olympic and had not been performed by AcquiCorp or Mr. Andrews and which had been obtained by fraudulent misstatements, material omissions in breach of fiduciary duty and in furtherance of a course of conduct founded in breach of fiduciary obligation. Specifically, the misstatements, omissions and acts in further of fraud are:

o    Mr. McAndrews' claim that he could enter into an agreement with Stan Lee.
o Mr. McAndrews' assertion that the agreement had to be signed immediately or the Company would lose the opportunity with Stan Lee, despite significant omissions of deal points in the agreement.
o The promise of Mr. McAndrews to amend the agreement to include the omitted terms having to do with transfer of the library of Olympic prior to closing with Stan Lee and other material matters.
o The failure of Mr. McAndrews to set a closing date, to attend a closing, to tender performance on his part by offering the purchase price of the shares and to otherwise perform his obligations.
o By Mr. McAndrews asserting voting rights under the Voting Trust Agreement which had he obtained by fraud and misfeasance in breach of fiduciary duty as the agent, voting for new directors and officers to do his bidding, and issuing himself 660,000 shares of common stock for no consideration.
o By Mr. McAndrews filing false and untrue reports with the Secretary of State of the State of Nevada and the Securities and Exchange Commission.
o By Mr. McAndrews obtaining all of the books and records of Olympic for the purpose of meeting reporting obligations of Olympic under false pretenses and then failing and refusing to return the books and records in order that the proper officers and directors of the Company could have sufficient information to prepare and file such reports.

Finally, Mr. Orsatti and Mr. Smith were given access to the books and records of the Company in the reporting period of the 10-QSB for the period ending September 30, 2001 and will thereafter prepare and file reports required under all regulatory laws. As a further consequence of access to the books and records of Olympic, Messrs. Orsatti and Smith are seeking an injunction against Mr. McAndrews doing any of the above acts in the future.

Item 2.   Changes in Securities

There were no changes or modifications of the rights of security holders nor any shares sold by the Company during the period of this report.

Item 3.  Defaults upon Senior Securities

There were no defaults by the Company in payment of any obligations or indebtedness of the Company during the period of this report.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the reporting period.

Item 5. Other Information

There is no other information which the Registrant elects to include in this report.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits: None
     (b)  Report on Form 8-K: None

                                   SIGNATURES



                                            Olympic Entertainment Group, Inc.

Date: November 15, 2001                       By: /s/ Dominic Orsatti
                                              ----------------------------
                                               Dominic Orsatti
                                               President



Date:  November 15, 2001                      By:  /s/ John Holt Smith
                                               -------------------------
                                                John Holt Smith