Form 10KSB
period 2001-12-31
OLYMPIC ENTERTAINMENT GROUP INC /NV/
filed 2002-03-18
CIK 934646

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

                           Commission file #: 33-87714

                        OLYMPIC ENTERTAINMENT GROUP, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                       88-0271810
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

    2949 E. Desert Inn Road, Suite 1, Las Vegas, NV        89121
         --------------------------------------           --------
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

At December 31, 2001 there were 3,002,785 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in rule 405).

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

Item 4. Submission of Matters to a Vote of Security Holders

By unanimous consent on September 29, 2000, the board approved the waiver of notice to vote shares held in trust to elect new officers and directors and to vote on other matters necessary to preserve shareholder value and maintain the Company's compliance with regulations of the Securities & Exchange Commission, the National Association of Securities Dealers and the State of Nevada. The meeting was set for and held on December 31, 2000. Also on September 29, 2000, shareholders voting more than 10% of the common shares outstanding requested a special meeting of shareholders and waived notice to vote on the same issues as the board. New officers and directors received more than 50% of the vote of the shares outstanding. Directors unanimously and shareholders voting more than 50% of the shares outstanding jointly approved new directors, Silverado Transfer as transfer agent, James Scheifly & Associates as auditor, new bylaws, the reaffirmation of of a recommendation to revoke all past compensation to Dominic Orsatti and John Holt Smith by a majority vote of all shareholders, the reaffirmation of the recommendation of a vote of the majority of shareholders to revoke of all forms of common stock (except of "A" commons stock), preferred stock, warrants and options (except those pledged for services and as collateral for loans to persons other than Mr. Orsatti and Mr. Smith), the reaffirmation of the previous board's decision to grant 60,000 common shares to Greg McAndrews & Associates for financial public relations services and stock agreed to but not paid prior to 1999, reaffirmation of the previous board's decision to grant 600,000 common shares to AcquiCorp, Inc. for mergers/acquisition consulting if and when a financial partner was found for the Company by AcquiCorp, Inc., to grant voting privileges for the 660,000 common shares granted to Greg McAndrews and a recommendation to submit all matters to shareholders at the next annual meeting. On June 14, 2001, the Board voted to defer a proxy to shareholders until after the trail date for the Orsatti-Smith lawsuit, which at the time was set for October 2001. The trial was subsequently set for June 2002.

PART II

Item 5. Market for Registrant's Common Equity & Related Stockholder Matters

(a)  Market Information

     (1)  (i)  None
          (ii) Not applicable
          (iii)First Quarter                First Quarter
          March 31, 2001                    March 31, 2000
          High Bid         Low Bid          High Bid          Low Bid
          $0.11            $0.08            $0.47             $0.20

          Second Quarter                    Second Quarter
          June 30, 2001                     June 30, 2000
          High Bid         Low Bid          High Bid Low Bid
          $0.09            $0.08            $0.20             $0.11

          Third Quarter                     Third Quarter
          September 30, 200                 September 30, 2000
          High Bid         Low Bid          High Bid          Low Bid
          $0.09            $0.06            $0.14            $0.03

          Fourth Quarter                    Fourth Quarter
          December 31, 2001                 December 31, 2000
          High Bid         Low Bid          High Bid          Low Bid
          $0.06            $0.04            $0.14             $0.03

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

Item 6. Selected Financial Data
                                              Twelve Months Ending December 31,
                                                   2001             2000
                                                   ----             ----
Income statement data:

Revenues                                        $      0             $     0

Income (loss)
  from operations                               ($22,350)           ($17,299)

Net Interest Expense                            ($37,013)           ($37,013)

Income (Loss)
  before income taxes                           ($59,363)           ($54,312)

Income tax                                       $     0             $     0

Net income (loss)                               ($59,363)           ($54,312)

                                                          December 31,
                                                    2001                2000
                                                    ----                ----
Per share data:

Primary:

Weighted average shares
  outstanding                                     3,002,785           3,002,785

Net income (loss)                               ($     0.02)       ($      0.02)

Balance sheet data:

Working capital
  (deficiency)                                  $         0         $         0

Total assets                                    $         0         $         0

Long-term debt                                       36,787              36,787


Total liabilities and stockholders' equity
  (deficiency)                                  $         0         $         0




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


Comparison of 2001 to 2000

The Company's activities in 2001 and 2000 consisted of attempting to find a financial partner to avoid filing for bankruptcy. In addition, Gregory A. McAndrews, who paid all of the expenses of the Company, pursued litigation against former officers and directors Dominic Orsatti and John Holt Smith to enforce a common stock buy-sell agreement and a voting trust agreement that Mr. Orsatti and Mr. Smith each signed and failed to honor.

Comparison of 2000 to 1999, 1998 and 1997

The Company's activities during 2000 were to find a financial partner. Until January 1, 1998, the Company developed products, licensed cable affiliates and negotiated acquisitions of rights to various children's television programs. Revenues were down in 1998 versus 1997 due to the fact that cable affiliates did not renew their license agreements when all specified conditions had been met.

Capital Resources & Sources of Liquidity in 2001, 2000, 1999, 1998

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

Major customers

The Company had no major customers in 2001 and 2000.

Employment Contract

During 1998, Dominic Orsatti (former president and director) and the Company mutually agreed to terminate a five-year compensation agreement entered into on January 15, 1997. The matter will be submitted to all shareholders at the next annual meeting when shareholders will be asked to reaffirm the board and holders of a majority of the shares outstanding decision to revoke all past compensation for Dominic Orsatti for cause.

Item 8. Financial Statements

Financial statements are filed with this report as pages F-1 through F-12.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes or disagreements with accountants on accounting and financial disclosures.


PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth the name, age and position held of each director and officer of Olympic Entertainment Group, Inc.:

Name                        Age       Position

Gregory A. McAndrews        56        President and Chairman
Kristi Q Litton             33        Secretary and Director
Jerry Engel                 71        Director
Kelly A. Valceanu           34        Director
Raymond Girard, Jr.         29        Director

Officers and Directors

Pursuant to the Bylaws, each director shall serve until the annual meeting of the shareholders, or until his or her successor is elected and qualified. It is the intent of the Company to support the election of a majority of "outside" directors at such meeting. The Company's basic philosophy mandates the inclusion of directors who will be representative of management, employees and the minority shareholders of the Company. Directors may only be removed for "cause". The term of office of each officer of the Company is at the pleasure of the Company's board. Former directors and officers Dominic Orsatti and John Holt Smith were removed from office for cause by a court-approved action on September 29, 1999. On or before December 31, 2000 the new board of directors and shareholders with voting control of more than a majority of shares reaffirmed this decision at a board meeting and a special meeting of shareholders. In 2001, the court rescinded the order to remove Orsatti and Smith, but did not overturn the actions of the special shareholders meeting naming the new board.


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

Kristi Q Litton, Secretary and Director - In February 2002, Mrs. Litton was named Curatorial Administrator for the Los Angeles County Museum of Art. Previously, she was a consultant to the art and auction industry and held various positions since 1995 with Butterfield & Butterfield, an auction house owned by E-Bay. Prior to that she was an account executive with advertising and public relations firms for five years. She graduated from the University of Southern California in 1990 with a BA and honors in Art History from the University of Southern California.

Jerry Engel, Director - Mr. Engel is a private investor and an early prominent investor in Olympic Entertainment Group, Inc. He is a CPA and a former partner, retired, in a leading Nevada accounting firm.

Kelly A. Valceanu, Director - Mrs. Valceanu is currently a candidate for an MBA from Webster University. For the prior four years, she was enlisted in the U.S. Army domestically and overseas with the 18th Airborne Corps as a finance specialist. She was a fashion model in Los Angeles, New York and Paris from high school through enlisting in the Armed Forces with her husband, then in the 82nd Airborne. She graduated from New York University in 1989 with a BA in English.

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


Item 12. Security Ownership of Certain Beneficial Owners and Management

As of December 31, 2000 there were 3,002,785 Shares outstanding. The following tabulates holdings of Common Shares of the Company by each person who, subject to the above, are holders of record or are known by Management to own beneficially more than 5.0% of the Common Shares and, in addition, by all directors and officers of the Company individually and as a group.



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

Item 14. Exhibits, Financial Statements, and Reports on Form 8-K

(a)  Financial statements are filed with this report as pages F-1 through F-12.

(b)  Reports on form 8-K

     None

(c)  Exhibits

     None

SIGNATURES



Olympic Entertainment Group, Inc.

By:  /s/  Gregory A. McAndrews                       Date: March 15, 2002
------------------------------                       --------------------
          Gregory A. McAndrews
          President

NAME & POSITION

By:  /s/  Gregory A. McAndrews                       Date: March 15, 2002
------------------------------                       --------------------
          Gregory A. McAndrews
          President

                        OLYMPIC EMTERTAINMENT GROUP, INC.


                        Index to the Financial Statements


                                                                           Page
                                                                           ----
Independent Auditor's Report                                                F-1

Balance Sheet, December 31, 2001                                            F-2

Statement of Operations, December 31, 2001                                  F-3

Statement of Stockholders' Equity, December 31, 2001                        F-4

Statement of Cash Flow, December 31, 2001                                   F-5

Notes to Financial Statements                                               F-6

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
Olympic Entertainment Group, Inc.

We have audited the balance sheet of Olympic Entertainment Group, Inc. as of December 31, 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Olympic Entertainment Group, Inc. as of December 31, 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2001, in conformity with generally accepted accounting principles.

                                     /s/  James E. Scheifley & Associates, P.C.
                                     ------------------------------------------
                                          James E. Scheifley & Associates, P.C.
                                          Certified Public Accountants

Denver, Colorado
March 11, 2002

                     Olympic Entertainment Group, Inc.
                               Balance Sheet
                          As of December 31, 2001


Assets
                                                                        2001

Current Assets:                                                     $      --
                                                                    -----------
Total assets                                                        $      --
                                                                    ===========

Liabilities and Stockholders' Equity
Current Liabilities:
Notes payable                                                       $   135,000
Curent portion of long-term debt                                         36,787
Accounts payable - trade                                                619,929
Officer advances                                                         59,353
Accrued expenses                                                        566,524
                                                                    -----------
Total current liabilities                                             1,417,593


Commitments and contingencies (Note 7)

Redeemable preferred stock:
 Preferred stock, 10% cumulative convertible
  $.01 par value, 650,000 shares authorized,
  101,500 shares issued
  and outstanding in 1999
  liquidating preference $1 per share                                   203,000

Stockholders' equity:
 Preferred stock, $.01 par value, 5,000,000
  total shares authorized:
 Preferred stock, convertible, 40,000 shares
  authorized, 32,800 shares issued and
  outstanding, $10 per share liquidating
  preference (Series C)                                                  65,600
 Preferred stock, convertible, 98,000 shares
  authorized, issued and outstanding, $3 per
  share liquidating preference (Series D)                               196,000
Common stock, $.01 par value, 20,000,000
 shares authorized, 3,002,785 shares
 issued and outstanding                                                  30,028
Paid in capital                                                       3,394,314
Common stock subscriptions                                               61,950
Accumulated deficit                                                  (5,368,485)
                                                                    -----------
                                                                     (1,620,593)
                                                                    -----------
Total liabilities and
  stockholders' equity                                              $      --
                                                                    ===========


    The accompanying notes are an integral part of the financial statements.

                        Olympic Entertainment Group, Inc.
                            Statements of Operations
                 For the Years Ended December 31, 2001 and 2000


                                                      2001              2000

Revenue                                            $      --        $      --

Costs and expenses:
 General and administrative                             22,350           17,299
                                                   -----------      -----------
                                                        22,350           17,299

Income (loss) from operations                          (22,350)         (17,299)

Other income and (expense):
 Interest expense                                      (37,013)         (37,013)
                                                   -----------      -----------
                                                       (37,013)         (37,013)

Net income before income taxes                         (59,363)         (54,312)
Provision for income taxes                                --               --
                                                   -----------      -----------
Net income (loss)                                  $   (59,363)     $   (54,312)
                                                   ===========      ===========


Per share information:
Basic and diluted (loss) per share
 Net income (loss) per share                       $     (0.02)     $     (0.02)
                                                   ===========      ===========
 Weighted average shares outstanding                 3,002,785        3,002,785
                                                   ===========      ===========


    The accompanying notes are an integral part of the financial statements.



                        Olympic Entertainment Group, Inc.
                        Statement of Stockholders' Equity
                 For the Years Ended December 31, 2001 and 2000


                               Common                    Preferred
                               Shares        Amount        Shares        Amount

Balance December 31, 1999     2,824,552   $    30,028   $   130,800   $   261,600

Net (loss) for the year            --            --            --            --
                            -----------   -----------   -----------   -----------
Balance December 31, 2000     2,824,552        30,028       130,800       261,600

Net (loss) for the year            --            --            --            --
                            -----------   -----------   -----------   -----------
Balance December 31, 2001     2,824,552   $    30,028       130,800   $   261,600
                            ===========   ===========   ===========   ===========


    The accompanying notes are an integral part of the financial statements.





                          Olympic Entertainment Group, Inc.
                          Statement of Stockholders' Equity
                   For the Years Ended December 31, 2001 and 2000
                                      (Con't)




                                                         Additional       Common
                             Paid-In        Stock       Accumulated
                             Capital      Scbscribed       Deficit         Total

Balance December 31, 1999   $ 3,394,314   $    61,950    $(5,254,810)    (1,506,918)

Net (loss) for the year            --         (54,312)       (54,312)
                            -----------   -----------    -----------    -----------
Balance December 31, 2000     3,394,314        61,950     (5,309,122)    (1,561,230)

Net (loss) for the year            --         (59,363)       (59,363)
                            -----------   -----------    -----------    -----------
Balance December 31, 2001   $ 3,394,314   $    61,950    $(5,368,485)    (1,620,593)
                            ===========   ===========    ===========    ===========


      The accompanying notes are an integral part of the financial statements.

                                    F-4(Con't)

                        Olympic Entertainment Group, Inc.
                            Statements of Cash Flows
                 For the Years Ended December 31, 2001 and 2000


                                                             2001        2000
Operating activities:
Net income (loss)                                          $(59,363)   $(54,312)
Adjustments to reconcile net income
  (loss) to net cash:
Changes in assets and liabilities:
Increase (decrease) in accrued expenses                      37,013      37,013
Increase (decrease) in accounts payable                        --          --
Increase in officer advance                                  22,350      17,299
                                                           --------    --------
Total adjustments                                            59,363      54,312
                                                           --------    --------
Net cash provided by (used in) operating activities            --          --


Net increase in cash and cash equivalents                      --          --
Beginning cash                                                 --          --
                                                           --------    --------
Ending cash                                                $   --      $   --
                                                           ========    ========
Supplemental cash flow information:
Cash paid for:  Interest                                   $   --      $   --
                Income taxes                               $   --      $   --


    The accompanying notes are an integral part of the financial statements.

                        Olympic Entertainment Group, Inc.
                          Notes to Financial Statements
                                December 31, 2001

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

Cash and cash equivalents:
Cash and cash equivalents consist of cash and other highly liquid debt instruments with a maturity of less than three months.


Fair value of financial instruments:
The Company's short-term financial instruments consist of cash and cash equivalents, accounts and loans receivable, and accounts payable and accruals. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable, trade. During the year the Company did not maintain cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation

Stock-based Compensation:
The Company adopted Statement of Financial Accounting Standard No. 123 (FAS
123), Accounting for Stock-Based Compensation beginning with the Company's first quarter of 1996. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees, and has provided in Note 2 pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method prescribed by FAS 123 had been applied in measuring compensation expense.

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

Recent Pronouncements:
In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations ("SFAS 141), which is required to be adopted for business combinations initiated after June 30, 2001. SFAS 141 prohibits the use of the pooling of interest method of accounting.

Management believes that the adoption of SFAS No. 141 has had no impact on the Company for the year ended December 31, 2001.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142), which is required to be adopted for fiscal years beginning after December 15, 2001. The Company plans to adopt SFAS 142 during the first quarter of its 2002 fiscal year. SFAS 142 establishes accounting rules for recording goodwill and other intangible assets. It prohibits the amortization of goodwill and intangible assets that have an indefinite useful life. Such assets are required to be tested for impairment on an annual basis. Company plans to follow the requirements of SFAS 142 to account for any merger that it may enter into.

Management believes that the adoption of SFAS No. 142 has had no impact on the Company for the year ended December 31, 2001.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which is required to be adopted for fiscal years beginning after December 15, 2001. SFAS 144 establishes accounting rules for recognition and measurement of impairment losses of certain long-lived assets.

Management believes that the adoption of SFAS No. 144 has had no impact on the Company for the year ended December 31, 2001.


Note 2. STOCKHOLDERS' EQUITY

During the year ended December 31, 1999, the Company settled a lawsuit for the collection of fees with a consultant who has assumed management responsibilities for the Company. The settlement specifies the issuance of 660,000 shares of the Company's common stock, which at the settlement date had a fair market value of $13,200 based upon the bid price of the common stock. The shares remained unissued at December 31, 2001.

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

Following is a summary of the transactions in the plan:

                                          Range of     Weighted
                             Shares       Exercise     Average
                                           Prices       Price
Balance December 31, 1999    395,000   $.60 - $1.40     $1.08

Granted                         -
Canceled                        -
Exercised                       -  .
                             -------
Balance December 31, 2000    395,000   $.60 - $1.40     $1.08

Granted                         -
Canceled                        -
Exercised                       -  .
                             -------
Balance December 31, 2001    395,000   $.60 - $1.40     $1.08

Options available at
 December 31, 2001           405,000

As of the date of the financial statements none of the options had been exercised.

Note 3. INCOME TAXES

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The Company currently has net operating loss carryforwards aggregating approximately $3,247,000 which expire beginning in 2003 through 2021.

The principal difference between the Company's book operating losses and income tax operating losses results from the issuance of and subscriptions for common stock and preferred stock during 1994 and 1996 for services. The effects of these differences are expected to be permanent in nature, therefore no deferred tax asset had been recorded related thereto.

The Company did not provide Federal income taxes for the years ended December 31, 2001 and 2000 due to operating losses incurred.

The Company is unable to predict future taxable income that would enable it to utilize the deferred tax asset arising from the future value of the net operating loss and therefore the deferred tax asset of approximately $1,165,000 related thereto is fully reserved. The reserve balance increased by approximately $20,000 as a result of the loss generated in the current year.


Note 4. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2001 and 2000, the Company's chief executive officer paid expenses in behalf of the Company amounting to $22,350 and $17,299, respectively. The balance of the non-interest bearing expense payments amounted to $59,353 at December 31, 2001.

Note 5. NOTES PAYABLE AND LONG TERM DEBT

Long-term debt consists of an obligation arising from the settlement of a lawsuit (see Note 8). Monthly payments of $2,000 per month, including interest imputed at 8% per annum are due for a forty month period beginning June 1, 1996. The loan is in default and all amounts due under the loan at December 31, 2001 ($36,787) have been classified as a current liability.

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

At December 31, 2001, the Company's film library consisted of the following:
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


Note 7. COMMITIENTS AND CONTINGENCIES

During August, 1997, the Company entered into a lease for office space in Las Vegas, Nevada for a sixty month period ending August 31, 2002 at a monthly rental of $4,445, increasing by approximately 3.5% per year throughout the lease. In connection with the cessation of its principal business activity in 1998, the Company abandoned its rights pursuant to the lease. The landlord commenced legal action to recover unpaid rent and build out costs aggregating $229,765. The Company has accrued the full amount of the claim in trade accounts payable. Although the Company has been dismissed from the suit, the company's counsel cannot comment on the likelihood of an unfavorable outcome nor can an estimate be made of the amount or range of potential loss.

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