Form 10QSB
period 2002-03-31
OLYMPIC ENTERTAINMENT GROUP INC /NV/
filed 2002-05-08
CIK 934646

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                      For the quarter ended March 31, 2002
         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           Commission file #: 33-87714

                        OLYMPIC ENTERTAINMENT GROUP, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                       88-0271810
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

    4160 South Pecos Road, No. 20 Las Vegas, NV             89121
      --------------------------------------              --------
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

At March 31, 2002 there were 3,002,785 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in rule 405).

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

                                    PART II

Item 5. Market for Registrant's Common Equity & Related Stockholder Matters

(a)  Market Information

     (1)  (i)  None

          (ii) Not applicable

          (iii)First Quarter                First Quarter

          March 31, 2002                    March 31, 2001
          High Bid         Low Bid          High Bid          Low Bid
          $0.04            $0.02            $0.11             $0.08

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

Item 6. Selected Financial Data
                                                 Three Months Ending March 31,
                                                     2002             2001*
                                                     ----             ----
Income statement data:

Revenues                                        $      0             $     0

Income (loss)
  from operations                               ($ 6,115)           ($11,080)

Net Interest Expense                            ($ 9,253)           ($ 9,253)

Income (Loss)
  before income taxes                           ($15,368)           ($20,333)

Income tax                                       $     0             $     0

Net income (loss)                               ($15,368)           ($20,333)

*Restated

                                                            March 31,
                                                    2002                2001*
                                                    ----                ----
Per share data:

Primary:

Weighted average shares
  outstanding                                     3,002,785           3,002,785

Net income (loss)                               ($     0.01)       ($      0.01)

Balance sheet data:

Working capital
  (deficiency)                                  $         0         $         0

Total assets                                    $         0         $         0

Long-term debt                                       36,787              36,787


Total liabilities and stockholders' equity
  (deficiency)                                  $         0         $         0

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


Comparison of the first quarter of 2002 to 2001

The Company's activities in the first quarters of 2002 and 2001 consisted of attempting to find a financial partner to avoid filing for bankruptcy. In addition, Gregory A. McAndrews, who paid all of the expenses of the Company, pursued litigation against former officers and directors Dominic Orsatti and John Holt Smith to enforce a common stock buy-sell agreement and a voting trust agreement that Mr. Orsatti and Mr. Smith each signed and failed to honor.

Comparison of the first quarter of 2001 to 2000, 1999, 1998 and 1997

The Company's activities during the first quarter of 2001 were to find a financial partner. Until January 1, 1998, the Company developed products, licensed cable affiliates and negotiated acquisitions of rights to various children's television programs. Revenues were down in 1998 versus 1997 due to the fact that cable affiliates did not renew their license agreements when all specified conditions had been met.

Capital Resources & Sources of Liquidity in the first quarter of 2002, 2001, 2000, 1999, 1998 and 1997

During the first quarters of 2002 and 2001, working capital remained inadequate due to lack of activity. The Company was maintained by Gregory A. McAndrews, now the president and a director.

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

Major customers

The Company had no major customers in the first quarter of 2002 and 2001.

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


PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth the name, age and position held of each director and officer of Olympic Entertainment Group, Inc.:

Name                        Age       Position

Gregory A. McAndrews        56        President and Chairman
Kristi Q Litton             33        Secretary and Director
Jerry Engel                 71        Director
Kelly A. Valceanu           35        Director
Raymond Girard, Jr.         30        Director

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


Item 12. Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2002 there were 3,002,785 Shares outstanding. The following tabulates holdings of Common Shares of the Company by each person who, subject to the above, are holders of record or are known by Management to own beneficially more than 5.0% of the Common Shares and, in addition, by all directors and officers of the Company individually and as a group.



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

Item 14. Exhibits, Financial Statements, and Reports on Form 8-K

(a) Financial statements are filed with this report as pages F-1 through F-4.

(b)  Reports on form 8-K

     None

(c)  Exhibits

     None

SIGNATURES



Olympic Entertainment Group, Inc.

By:  /s/  Gregory A. McAndrews                       Date: May 7, 2002
------------------------------                       -----------------
          Gregory A. McAndrews
          President

NAME & POSITION

By:  /s/  Gregory A. McAndrews                       Date: May 7, 2002
------------------------------                       -----------------
          Gregory A. McAndrews
          President

                        OLYMPIC EMTERTAINMENT GROUP, INC.


                        Index to the Financial Statements


                                                                            Page
                                                                            ----
Basis of Presentation, March 31, 2002                                       F-1

Balance Sheet, March 31, 2002                                               F-2

Statement of Operations, March 31, 2002                                     F-3

Statement of Cash Flow, March 31, 2002                                      F-4

Olympic Entertainment Group, Inc.
Notes to Financial Statements
March 31, 2002

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's financial statements for the year ended December 31, 2001 included in the Company's annual report on Form 10-K.

Basic loss per share was computed using the weighted average number of common shares outstanding.

During the three months ended March 31, 2002, an officer of the Company paid expenses in behalf of the Company amounting to $6,115. This amount has been included in the caption "Officer advances" in the accompanying balance sheet.

                        Olympic Entertainment Group, Inc.
                                  Balance Sheet
                              As of March 31, 2002
                                   (Unaudited)


Assets
                                                                        2002

Current Assets:                                                     $      --
                                                                    -----------
Total assets                                                        $      --
                                                                    ===========

Liabilities and Stockholders' Equity
Current Liabilities:
Notes payable                                                       $   135,000
Curent portion of long-term debt                                         36,787
Accounts payable - trade                                                619,929
Officer advances                                                         65,468
Accrued expenses                                                        575,777
                                                                    -----------
Total current liabilities                                             1,432,961


Commitments and contingencies

Redeemable preferred stock:
 Preferred stock, 10% cumulative convertible
  $.01 par value, 650,000 shares authorized,
  101,500 shares issued
  and outstanding in 1999
  liquidating preference $1 per share                                   203,000

Stockholders' equity:
 Preferred stock, $.01 par value, 5,000,000
  total shares authorized:
 Preferred stock, convertible, 40,000 shares
  authorized, 32,800 shares issued and
  outstanding, $10 per share liquidating
  preference (Series C)                                                  65,600
 Preferred stock, convertible, 98,000 shares
  authorized, issued and outstanding, $3 per
  share liquidating preference (Series D)                               196,000
Common stock, $.01 par value, 20,000,000
 shares authorized, 3,002,785 shares
 issued and outstanding                                                  30,028
Paid in capital                                                       3,394,314
Common stock subscriptions                                               61,950
Accumulated deficit                                                  (5,383,853)
                                                                    -----------
                                                                     (1,635,961)
                                                                    -----------
Total liabilities and
  stockholders' equity                                              $      --
                                                                    ===========


    The accompanying notes are an integral part of the financial statements.

                        Olympic Entertainment Group, Inc.
                            Statements of Operations
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)


                                                       2002             2001*

Revenue                                            $      --        $      --

Costs and expenses:
 General and administrative                              6,115           11,080
                                                   -----------      -----------
                                                         6,115           11,080

Income (loss) from operations                           (6,115)         (11,080)

Other income and (expense):
 Interest expense                                       (9,253)          (9,253)
                                                   -----------      -----------
                                                        (9,253)          (9,253)

Net income before income taxes                         (15,368)         (20,333)
Provision for income taxes                                --               --
                                                   -----------      -----------
Net income (loss)                                  $   (15,368)     $   (20,333)
                                                   ===========      ===========


Per share information:
Basic and diluted (loss) per share
 Net income (loss) per share                       $     (0.01)     $     (0.01)
                                                   ===========      ===========
 Weighted average shares outstanding                 3,002,785        3,002,785
                                                   ===========      ===========

*Restated

    The accompanying notes are an integral part of the financial statements.

                        Olympic Entertainment Group, Inc.
                            Statements of Cash Flows
                For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)


                                                              2002        2001*
Operating activities:
Net income (loss)                                          $(15,368)   $(20,333)
Adjustments to reconcile net income
  (loss) to net cash:
Changes in assets and liabilities:
Increase (decrease) in accrued expenses                       9,253       9,253
Increase (decrease) in accounts payable                        --          --
Increase in officer advance                                   6,115      11,080
                                                           --------    --------
Total adjustments                                            15,368      20,333
                                                           --------    --------
Net cash provided by (used in) operating activities            --          --


Net increase in cash and cash equivalents                      --          --
Beginning cash                                                 --          --
                                                           --------    --------
Ending cash                                                $   --      $   --
                                                           ========    ========
Supplemental cash flow information:
Cash paid for:  Interest                                   $   --      $   --
                Income taxes                               $   --      $   --

*Restated


    The accompanying notes are an integral part of the financial statements.