Form 10QSB
period 2002-06-30
OLYMPIC ENTERTAINMENT GROUP INC /NV/
filed 2002-08-06
CIK 934646

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                       For the quarter ended June 30, 2002

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

At June 30, 2002 there were 3,002,785 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in rule 405).

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

PART II

Item 5. Market for Registrant's Common Equity & Related Stockholder Matters

(a)  Market Information

     (1)  (i)  None
          (ii) Not applicable
          (iii)Second Quarter                    Second Quarter
               June 30, 2002                     June 30, 2001

          High Bid         Low Bid          High Bid          Low Bid
          $0.03            $0.02            $0.09             $0.08


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

Item 6. Selected Financial Data

                                                 Three Months Ended June 30,
                                                  2002                2001
                                                  ----                ----
Income statement data:

Revenues                                        $      0             $     0

Income (loss)
  from operations                               ($ 3,466)           ($ 5,502)

Net Interest Expense                            ($ 9,253)           ($ 9,253)

Income (Loss)
  before income taxes                           ($12,719)           ($14,755)

Income tax                                       $     0             $     0

Net income (loss)                               ($12,719)           ($14,755)

Net income (loss) per share                     ($0  .00)           ($  0.00)

Weighted shares outstanding                    3,002,785           3,002,785



                                                  Six Months Ended June 30,
                                                   2002              2001
                                                   ----              ----
Income statement data:

Revenues                                         $     0             $     0

Income (loss)
  from operations                               ($ 9,581)           ($16,582)

Net Interest Expense                            ($18,507)           ($18,506)

Income (Loss)
  before income taxes                           ($28,088)           ($35,088)

Income tax                                       $     0             $     0

Net income (loss)                               ($28,088)           ($35,088)

Net income (loss) per share                     ($ 0 .01)           ($  0.01)

Weighted shares outstanding                    3,002,785           3,002,785

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


Comparison of the second quarters of 2002 to 2001

The Company's activities in the second quarters of 2002 and 2001 consisted of attempting to find a financial partner to avoid filing for bankruptcy. In addition, Gregory A. McAndrews, who paid all of the expenses of the Company, pursued litigation against former officers and directors Dominic Orsatti and John Holt Smith to enforce a common stock buy-sell agreement and a voting trust agreement that Mr. Orsatti and Mr. Smith each signed and failed to honor.

Comparison of the second quarters of 2001 to 2001, 2000, 1999, 1998 and 1997

The Company's activities during the second quarter of 2002 were to find a financial partner. Until January 1, 1998, the Company developed products, licensed cable affiliates and negotiated acquisitions of rights to various children's television programs. Revenues were down in 1998 versus 1997 due to the fact that cable affiliates did not renew their license agreements when all specified conditions had been met.

Capital Resources & Sources of Liquidity in the second quarters of 2002, 2001, 2000, 1999, 1998 and 1997

During the second quarters of 2002 and 2001, working capital remained inadequate due to lack of activity. The Company was maintained by Gregory A. McAndrews, now the president and a director.

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

Major customers

The Company had no major customers in the second quarters of 2002 and 2001.

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

Item 8. Financial Statements

Financial statements are filed with this report as pages F-1 through F-4.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes or disagreements with accountants on accounting and financial disclosures.


PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth the name, age and position held of each director and officer of Olympic Entertainment Group, Inc.:

Name                        Age       Position

Gregory A. McAndrews        57        President and Chairman
Kristi Q Litton             34        Secretary and Director
Jerry Engel                 71        Director
Kelly A. Valceanu           35        Director
Raymond Girard, Jr.         30        Director

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


Item 12. Security Ownership of Certain Beneficial Owners and Management

As of June 30, 2002 there were 3,002,785 Shares outstanding. The following tabulates holdings of Common Shares of the Company by each person who, subject to the above, are holders of record or are known by Management to own beneficially more than 5.0% of the Common Shares and, in addition, by all directors and officers of the Company individually and as a group.



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

(b)  Reports on form 8-K

     None

(c)  Exhibits

     None

                                   SIGNATURES



                                            Olympic Entertainment Group, Inc.

 Date: August 6, 2002                       By:  /s/  Gregory A. McAndrews
      ---------------                          -------------------------------
                                                      Gregory A. McAndrews
                                                      President

                                            NAME & POSITION

Date: August 6, 2002                        By:  /s/  Gregory A. McAndrews
     ---------------                          --------------------------------
                                                      Gregory A. McAndrews
                                                      President

                        OLYMPIC EMTERTAINMENT GROUP, INC.


                        Index to the Financial Statements


                                                                            Page
                                                                            ----

Balance Sheet, June 30, 2002                                                 F-1

Statement of Operations, June 30, 2002                                       F-2

Statement of Cash Flow, June 20, 2002                                        F-3

Basis of Presentation, June 30, 2002                                         F-4
                                        i

                        Olympic Entertainment Group, Inc.
                                  Balance Sheet
                               As of June 30, 2002
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



                               Olympic Entertainment Group, Inc.
                                   Statements of Operations
                       Three Months And Six Ended June 30, 2002 and 2001



                                         Three Months Ended             Six Months Ended
                                              June 30,                      June 30,
                                         2002           2001           2002           2001
                                     -----------    -----------    -----------    -----------
Revenue                              $      --      $      --      $      --      $      --

Costs and expenses:
 General and administrative                3,466          5,502          9,581         16,582
                                     -----------    -----------    -----------    -----------
                                           3,466          5,502          9,581         16,582

Income (loss) from operations             (3,466)        (5,502)        (9,581)       (16,582)

Other income and (expense):
 Interest expense                         (9,253)        (9,253)       (18,507)       (18,506)
                                     -----------    -----------    -----------    -----------
                                          (9,253)        (9,253)       (18,507)       (18,506)

Net income before income taxes           (12,719)       (14,755)       (28,088)       (35,088)
Provision for income taxes                  --             --             --             --
                                     -----------    -----------    -----------    -----------
Net income (loss)                    $   (12,719)   $   (14,755)   $   (28,088)   $   (35,088)
                                     ===========    ===========    ===========    ===========


Per share information:
Basic and diluted (loss) per share
 Net income (loss) per share         $     (0.00)   $     (0.00)   $     (0.01)   $     (0.01)
                                     ===========    ===========    ===========    ===========
 Weighted average shares               3,002,785      3,002,785      3,002,785      3,002,785
                                     ===========    ===========    ===========    ===========


           The accompanying notes are an integral part of the financial statements.



                       Olympic Entertainment Group, Inc.
                            Statements of Cash Flows
                    Six Months Ended June 30, 2002 and 2001


                                                              2002        2001
Operating activities:
Net income (loss)                                          $(28,088)   $(35,088)
Adjustments to reconcile net income
  (loss) to net cash:
Changes in assets and liabilities:
Increase (decrease) in accrued expenses                      18,507      18,506
Increase (decrease) in accounts payable                        --          --
Increase in officer advance                                   9,581      16,582
                                                           --------    --------
Total adjustments                                            28,088      35,088
                                                           --------    --------
Net cash provided by (used in) operating activities            --          --


Net increase in cash and cash equivalents                      --          --
Beginning cash                                                 --          --
                                                           --------    --------
Ending cash                                                $   --      $   --
                                                           ========    ========
Supplemental cash flow information:
Cash paid for:  Interest                                   $   --      $   --
                Income taxes                               $   --      $   --


    The accompanying notes are an integral part of the financial statements.

                       Olympic Entertainment Group, Inc.
                         Notes to Financial Statements
                                 June 30, 2002

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

During the three months ended June 30, 2002, an officer of the Company paid expenses in behalf of the Company amounting to $3,466. This amount has been included in the caption "Officer advances" in the accompanying balance sheet.