Form 10QSB
period 2002-09-30
OLYMPIC ENTERTAINMENT GROUP INC /NV/
filed 2002-10-31
CIK 934646

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                      For the quarter ended September 30, 2002

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           Commission file #: 33-87714

                        OLYMPIC ENTERTAINMENT GROUP, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                       88-0271810
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

    4160 South Pecos Road, No. 20 Las Vegas, NV             89121
    -------------------------------------------           --------
      Address of principal executive offices)            (Zip Code)

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

At September 30, 2002 there were 3,002,785 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in rule 405).

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

Item 4. Submission of Matters to a Vote of Security Holders

By unanimous consent on September 29, 2000, the board approved the waiver of notice to vote shares held in trust to elect new officers and directors and to vote on other matters necessary to preserve shareholder value and maintain the Company's compliance with regulations of the Securities & Exchange Commission, the National Association of Securities Dealers and the State of Nevada. The meeting was set for and held on December 31, 2000. Also on September 29, 2000, shareholders voting more than 10% of the common shares outstanding requested a special meeting of shareholders and waived notice to vote on the same issues as the board. New officers and directors received more than 50% of the vote of the shares outstanding. Directors unanimously and shareholders voting more than 50% of the shares outstanding jointly approved new directors, Silverado Transfer as transfer agent, James Scheifly & Associates as auditor, new bylaws, the reaffirmation of of a recommendation to revoke all past compensation to Dominic Orsatti and John Holt Smith by a majority vote of all shareholders, the reaffirmation of the recommendation of a vote of the majority of shareholders to revoke of all forms of common stock (except of "A" commons stock), preferred stock, warrants and options (except those pledged for services and as collateral for loans to persons other than Mr. Orsatti and Mr. Smith), the reaffirmation of the previous board's decision to grant 60,000 common shares to Greg McAndrews & Associates for financial public relations services and stock agreed to but not paid prior to 1999, reaffirmation of the previous board's decision to grant 600,000 common shares to AcquiCorp, Inc. for mergers/acquisition consulting if and when a financial partner was found for the Company by AcquiCorp, Inc., to grant voting privileges for the 660,000 common shares granted to Greg McAndrews and a recommendation to submit all matters to shareholders at the next annual meeting. On June 14, 2001, the Board voted to defer a proxy to shareholders until after the trail date for the Orsatti-Smith lawsuit, which at the time was set for October 2001. The trial was subsequently set for November 2002.

PART II

Item 5. Market for Registrant's Common Equity & Related Stockholder Matters

(a)  Market Information

     (1)  (i)  None
          (ii) Not applicable
          (iii)Third Quarter               Third Quarter
          September 30, 2002               September 30, 2001
          High Bid         Low Bid         High Bid          Low Bid
          $0.02            $0.01           $0.09             $0.06


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

Item 6. Selected Financial Data

                                                 Three Months Ended Sept. 30,
                                                    2002             2001
                                                    ----             ----
Income statement data:

Revenues                                         $     0             $     0

Income (loss)
  from operations                               ($   571)           ($10,152)

Net Interest Expense                            ($ 9,253)           ($ 9,253)

Income (Loss)
  before income taxes                           ($ 9,824)           ($ 9,824)

Income tax                                       $     0                   0

Net income (loss)                               ($ 9,824)           ($ 9,824)

Net income (loss) per share                     ($  0.00)           ($  0.00)

Weighted shares outstanding                    3,002,785           3,002,785



                                                  Nine Months Ended Sept. 30,
                                                     2002             2001
                                                     ----             ----
Income statement data:

Revenues                                         $     0             $     0

Income (loss)                                   ($10,152)           ($20,200)

Net Interest Expense                            ($27,760)           ($20,759)

Income (Loss)
  before income taxes                           ($37,912)           ($47,959)

Income tax                                       $     0             $     0

Net income (loss)                               ($37,912)           ($47,959)

Net income (loss) per share                     ($ 0 .01)           ($  0.02)

Weighted shares outstanding                    3,002,785           3,002,785

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


Comparison of the third quarters of 2002 to 2001

The Company's activities in the third quarters of 2002 and 2001 consisted of attempting to find a financial partner to avoid filing for bankruptcy. In addition, Gregory A. McAndrews, who paid all of the expenses of the Company, pursued litigation against former officers and directors Dominic Orsatti and John Holt Smith to enforce a common stock buy-sell agreement and a voting trust agreement that Mr. Orsatti and Mr. Smith each signed and failed to honor.

Comparison of the third quarters of 2002 to 2001, 2000, 1999, 1998 and 1997

The Company's activities during the third quarter of 2002 were to find a financial partner. Until January 1, 1998, the Company developed products, licensed cable affiliates and negotiated acquisitions of rights to various children's television programs. Revenues were down in 1998 versus 1997 due to the fact that cable affiliates did not renew their license agreements when all specified conditions had been met.

Capital Resources & Sources of Liquidity in the third quarters of 2002, 2001, 2000, 1999, 1998 and 1997

During the third quarters of 2002 and 2001, working capital remained inadequate due to lack of activity. The Company was maintained by Gregory A. McAndrews, now the president and a director.

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

Major customers

The Company had no major customers in the third quarters of 2002 and 2001.

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


Item 12. Security Ownership of Certain Beneficial Owners and Management

As of September 30, 2002 there were 3,002,785 Shares outstanding. The following tabulates holdings of Common Shares of the Company by each person who, subject to the above, are holders of record or are known by Management to own beneficially more than 5.0% of the Common Shares and, in addition, by all directors and officers of the Company individually and as a group.



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

(b)  Reports on form 8-K

     None

(c)  Exhibits

     99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES



Olympic Entertainment Group, Inc.

By:  /s/  Gregory A. McAndrews                       Date: October 31, 2002
------------------------------                       ----------------------
          Gregory A. McAndrews
          President

NAME & POSITION

By:  /s/  Gregory A. McAndrews                       Date: October 31, 2002
------------------------------                       ----------------------
          Gregory A. McAndrews
          President

                        OLYMPIC EMTERTAINMENT GROUP, INC.


                        Index to the Financial Statements


                                                                           Page
                                                                           ----

Balance Sheet, September 30, 2002                                          F-1

Statement of Operations, September 30, 2002                                F-2

Statement of Cash Flow, September 30, 2002                                 F-3

Basis of Presentation, September 30, 2002                                  F-4

                        Olympic Entertainment Group, Inc.
                                  Balance Sheet
                            As of September 30, 2002
                                   (Unaudited)



Assets
                                                                        2002

Current Assets:                                                     $      --
                                                                    -----------
Total assets                                                        $      --
                                                                    ===========

Liabilities and Stockholders' Equity
Current Liabilities:
Notes payable                                                       $   135,000
Curent portion of long-term debt                                         36,787
Accounts payable - trade                                                619,929
Officer advances                                                         69,505
Accrued expenses                                                        594,284
                                                                    -----------
Total current liabilities                                             1,455,505


Commitments and contingencies (Note 7)

Redeemable preferred stock:
 Preferred stock, 10% cumulative convertible
  $.01 par value, 650,000 shares authorized,
  101,500 shares issued
  and outstanding in 1999
  liquidating preference $1 per share                                   203,000

Stockholders' equity:
 Preferred stock, $.01 par value, 5,000,000
  total shares authorized:
 Preferred stock, convertible, 40,000 shares
  authorized, 32,800 shares issued and
  outstanding, $10 per share liquidating
  preference (Series C)                                                  65,600
 Preferred stock, convertible, 98,000 shares
  authorized, issued and outstanding, $3 per
  share liquidating preference (Series D)                               196,000
 Common stock, $.01 par value, 20,000,000
  shares authorized, 3,002,785 shares
  issued and outstanding                                                 30,028
 Paid in capital                                                      3,394,314
 Common stock subscriptions                                              61,950
 Accumulated deficit                                                 (5,406,397)
                                                                    -----------
                                                                     (1,658,505)
                                                                    -----------
 Total liabilities and
  stockholders' equity                                              $      --
                                                                    ===========


    The accompanying notes are an integral part of the financial statements.



                                 Olympic Entertainment Group, Inc.
                                     Statements of Operations
                      Three Months And Nine Ended September 30, 2002 and 2001



                                          Three Months Ended            Nine Months Ended
                                              September 30,                 September 30,
                                           2002           2001           2002           2001

Revenue                                $      --      $      --      $      --      $      --

Costs and expenses:
 General and administrative                    571          3,618         10,152         20,200
                                       -----------    -----------    -----------    -----------
                                               571          3,618         10,152         20,200

Income (loss) from operations                 (571)        (3,618)       (10,152)       (20,200)

Other income and (expense):
 Interest expense                           (9,253)        (9,253)       (27,760)       (27,759)
                                       -----------    -----------    -----------    -----------
                                            (9,253)        (9,253)       (27,760)       (27,759)

Net income before income taxes              (9,824)       (12,871)       (37,912)       (47,959)
Provision for income taxes                    --             --             --             --
                                       -----------    -----------    -----------    -----------
Net income (loss)                      $    (9,824)   $   (12,871)   $   (37,912)   $   (47,959)
                                       ===========    ===========    ===========    ===========


Per share information:
Basic and diluted (loss) per share
 Net income (loss) per share           $     (0.00)   $     (0.00)   $     (0.01)   $     (0.02)
                                       ===========    ===========    ===========    ===========

 Weighted average shares outstanding     3,002,785      3,002,785      3,002,785      3,002,785
                                       ===========    ===========    ===========    ===========


             The accompanying notes are an integral part of the financial statements.

                                                F-2

                       Olympic Entertainment Group, Inc.
                            Statements of Cash Flows
                 Nine Months Ended September 30, 2002 and 2001




                                                             2002        2001
Operating activities:
Net income (loss)                                          $(37,912)   $(47,959)
Adjustments to reconcile net income
  (loss) to net cash:
Changes in assets and liabilities:
Increase (decrease) in accrued expenses                      27,760      27,759
Increase (decrease) in accounts payable                        --          --
Increase in officer advance                                  10,152      20,200
                                                           --------    --------
Total adjustments                                            37,912      47,959
                                                           --------    --------
Net cash provided by (used in) operating activities            --          --


Net increase in cash and cash equivalents                      --          --
Beginning cash                                                 --          --
                                                           --------    --------
Ending cash                                                $   --      $   --
                                                           ========    ========
Supplemental cash flow information:
Cash paid for:  Interest                                   $   --      $   --
                Income taxes                               $   --      $   --


    The accompanying notes are an integral part of the financial statements

                       Olympic Entertainment Group, Inc.
                         Notes to Financial Statements
                               September 30, 2002

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

During the three months ended September 30, 2002, an officer of the Company paid expenses in behalf of the Company amounting to $571. This amount has been included in the caption "Officer advances" in the accompanying balance sheet.