Form 10KSB
period 2002-12-31
OLYMPIC ENTERTAINMENT GROUP INC /NV/
filed 2003-03-27
CIK 934646

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

          (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                      For the year ended December 31, 2002

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

At December 31, 2002 there were 3,002,785 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in rule 405).

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

Item 3. Legal Proceedings

The Company is currently involved in the following legal matters:

The Company, Dominic Orsatti and John Holt Smith are defendants in Case No. A405069 in Dept. No. XVII in the in the District Court of Clark County, Nevada, entitled AcquiCorp, Inc., a Nevada Corporation, and Gregory A. McAndrews vs. Olympic Entertainment Group, Inc., at the time a revoked Nevada corporation, and Dominic Orsatti and John Holt Smith, individually, and as trustee of Olympic Entertainment Group, Inc., at the time a revoked Nevada corporation. The Complaint alleged, among other things, that Mr. Orsatti and Mr. Smith allowed Olympic to become a revoked corporation, did not honor a signed stock buy-sell agreement and a signed voting trust agreement to sell their stock to AcquiCorp, Inc. and resign as directors so that AcquiCorp, Inc. could proceed with finding a suitable financial partner to avoid bankruptcy for Olympic Entertainment Group, Inc. The suit also seeks to restrain Mr. Orsatti and Mr. Smith from performing any actions which might destroy shareholder value for Olympic Entertainment Group, Inc. Trial is set for January 6, 2004.

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

Item 4. Submission of Matters to a Vote of Security Holders

By unanimous consent on September 29, 2000, the board approved the waiver of notice to vote shares held in trust to elect new officers and directors and to vote on other matters necessary to preserve shareholder value and maintain the Company's compliance with regulations of the Securities & Exchange Commission, the National Association of Securities Dealers and the State of Nevada. The meeting was set for and held on December 31, 2000. Also on September 29, 2000, shareholders voting more than 10% of the common shares outstanding requested a special meeting of shareholders and waived notice to vote on the same issues as the board. New officers and directors received more than 50% of the vote of the shares outstanding. Directors unanimously and shareholders voting more than 50% of the shares outstanding jointly approved new directors, Silverado Transfer as transfer agent, James Scheifly & Associates as auditor, new bylaws, the reaffirmation of of a recommendation to revoke all past compensation to Dominic Orsatti and John Holt Smith by a majority vote of all shareholders, the reaffirmation of the recommendation of a vote of the majority of shareholders to revoke of all forms of common stock (except of "A" commons stock), preferred stock, warrants and options (except those pledged for services and as collateral for loans to persons other than Mr. Orsatti and Mr. Smith), the reaffirmation of the previous board's decision to grant 60,000 common shares to Greg McAndrews & Associates for financial public relations services and stock agreed to but not paid prior to 1999, reaffirmation of the previous board's decision to grant 600,000 common shares to AcquiCorp, Inc. for mergers/acquisition consulting if and when a financial partner was found for the Company by AcquiCorp, Inc., to grant voting privileges for the 660,000 common shares granted to Greg McAndrews and a recommendation to submit all matters to shareholders at the next annual meeting. On June 14, 2001, the Board voted to defer a proxy to shareholders until after the trail date for the Orsatti-Smith lawsuit, which at the time was set for October 2001. The trial was subsequently set for November 2002. Orsatti-Smith changed lawyers on the eve of the trial and asked for a continuance which was granted.

PART II

Item 5. Market for Registrant's Common Equity & Related Stockholder Matters

(a)  Market Information

     (1)  (i)  None
          (ii) Not applicable
          (iii)First Quarter               First Quarter
          March 31, 2002                   March 31, 2001
          High Bid         Low Bid         High Bid          Low Bid
          $0.04            $0.02           $0.11             $0.08

          Second Quarter                   Second Quarter
          June 30, 2002                    June 30, 2001
          High Bid         Low Bid         High Bid          Low Bid
          $0.03            $0.02           $0.09             $0.08


           Third Quarter                    Third Quarter
          September 30, 2002               September 30, 2001
          High Bid         Low Bid         High Bid          Low Bid
          $0.02            $0.01           $0.09             $0.06


          Fourth Quarter                   Fourth Quarter
          December 31, 2002                December 31, 2001
          High Bid         Low Bid         High Bid          Low Bid
          $0.01            $0.007          $0.06            $0.04

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

Item 6. Selected Financial Data

                                               Twelve Months Ended December 31,
                                                    2002             2001
                                                    ----             ----
Selected Income Statement Data:

Revenues                                         $     0             $     0

Income (loss)
  from operations                               ($17,741)           ($22,350)

Net Interest Expense                            ($37,013)           ($37,013)

Income (Loss)
  before income taxes                           ($54,754)           ($59,363)

Income tax                                       $     0                   0

Net income (loss)                               ($54,754)           ($59,363)

Net income (loss) per share                     ($  0.02)           ($  0.02)

Weighted shares outstanding                    3,002,785           3,002,785



Selected Balance Sheet Data:

Working capital (deficiency)                     $      0            $      0

Total assets                                     $      0            $      0

Long-term debt                                   $ 36,787            $ 36,787

Total liabilities and stockholders'
  equity (deficiency)                            $      0            $      0

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


Comparison of 2002 to 2001

The Company's activities of 2002 and 2001 consisted of attempting to find a financial partner to avoid filing for bankruptcy. In addition, Gregory A. McAndrews, who paid all of the expenses of the Company, pursued litigation against former officers and directors Dominic Orsatti and John Holt Smith to enforce a common stock buy-sell agreement and a voting trust agreement that Mr. Orsatti and Mr. Smith each signed and failed to honor.

Comparison of 2001 through 1998 and to 1997

The Company's activities from 2001 through 1998 were to find a financial partner. Until January 1, 1998, the Company developed products, licensed cable affiliates and negotiated acquisitions of rights to various children's television programs. Revenues were down in 1998 versus 1997 due to the fact that cable affiliates did not renew their license agreements when all specified conditions had been met.

Capital Resources & Sources of Liquidity in 2002, 2001, 2000, 1999, 1998 and
1997

During 2002 and 2001, working capital remained inadequate due to lack of activity. The Company was maintained by Gregory A. McAndrews, now the president and a director.

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

Major customers

The Company had no major customers in 2002 and 2001.

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

Item 8. Financial Statements

Financial statements are filed with this report as pages F-1 through F-6.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes or disagreements with accountants on accounting and financial disclosures.


PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth the name, age and position held of each director and officer of Olympic Entertainment Group, Inc.:

Name                        Age       Position

Gregory A. McAndrews        57        President and Chairman
Kristi Q Litton             34        Secretary and Director
Jerry Engel                 72        Director
Kelly A. Valceanu           35        Director
Raymond Girard, Jr.         30        Director

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


BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS

Gregory A. McAndrews, President and Chairman of the Board - Mr. McAndrews has been a financial public relations counselor concentrating on small businesses for 30 years. He has represented more than 200 companies as President of Greg McAndrews & Associates and as an affiliate of a New York financial public relations firm. Mr. McAndrews is also President of AcquiCorp, Inc., a small company mergers and acquisition advisor. He is President of the National Association of Financial Wholesalers and a member of several other financial industry associations. He is a frequent contributor to industry publications. Mr. McAndrews received a BA degree in Journalism from the University of Southern California in 1967.

Kristi Q Litton, Secretary and Director - In February 2002, Mrs. Litton was named Curatorial Administrator for the Los Angeles County Museum of Art. Previously, she was a consultant to the art and auction industry and held various positions since 1995 with Butterfield & Butterfield, an auction house. Prior to that she was an account executive with advertising and public relations firms for five years. She graduated from the University of Southern California in 1990 with a BA and honors in Art History.

Jerry Engel, Director - Mr. Engel is a private investor and an early prominent investor in Olympic Entertainment Group, Inc. He is a CPA and a former partner, retired, in a leading Nevada accounting firm.

Kelly A. Valceanu, Director - Mrs. Valceanu is will recieve her Masters of Business from Webster University in May 2003. For the prior four years, she was enlisted in the U.S. Army domestically and overseas with the 18th Airborne Corps as a finance specialist. She was a fashion model in Los Angeles, New York and Paris from high school through enlisting in the Armed Forces with her husband, then in the 82nd Airborne. She graduated from New York University in 1989 with a BA in English.

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


Item 12. Security Ownership of Certain Beneficial Owners and Management

As of December 31, 2002 there were 3,002,785 Shares outstanding. The following tabulates holdings of Common Shares of the Company by each person who, subject to the above, are holders of record or are known by Management to own beneficially more than 5.0% of the Common Shares and, in addition, by all directors and officers of the Company individually and as a group.



                             Table I - Common Stock
                             ----------------------

Name and Address                  Number of Shares of           Percentage
of Beneficial Owner               Common Stock Owned(1)(2)(3)   of Ownership
-------------------               --------------------------    ------------

Gregory A. McAndrews, Ind.
And as trustee for an UTMA                 6,500                    nil

Gregory A. McAndrews
President
AcquiCorp, Inc.
4160 South Pecos Road
Suite No. 20
Las Vegas, NV 89121                      660,000                20 Percent


All Directors and Officers as a Group    666,500                20 Percent

- ---------------

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

(a) Financial statements are filed with this report as pages F-1 through F-6.

(b) Reports on form 8-K

     None

(c)  Exhibits

     99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES



Olympic Entertainment Group, Inc.

By:  /s/  Gregory A. McAndrews                       Date: March 27, 2003
-------------------------------                           ---------------
          Gregory A. McAndrews
          Chief Executive Officer

NAME & POSITION

By:  /s/  Gregory A. McAndrews                       Date: March 27, 2002
-------------------------------                           ---------------
          Gregory A. McAndrews
          President

                        OLYMPIC EMTERTAINMENT GROUP, INC.


                        Index to the Financial Statements


                                                                           Page
                                                                           ----

Independent Auditor's Report                                               F-1

Balance Sheet, December 31, 2002                                           F-2

Statement of Operations, December 31, 2002                                 F-3

Statement of Stockholders' Equity, December 31, 2002                       F-4

Statement of Cash Flow, December 31, 2002                                  F-5

Notes to Financial Statements                                              F-6

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
Olympic Entertainment Group, Inc.

We have audited the balance sheet of Olympic Entertainment Group, Inc. as of December 31, 2002, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Olympic Entertainment Group, Inc. as of December 31, 2002, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2002, in conformity with generally accepted accounting principles.




                                            /s/  James E. Scheifley
                                            -----------------------------------
                                                 James E. Scheifley
                                                 Certified Public Accountant

Denver, Colorado
March 26, 2003

                     Olympic Entertainment Group, Inc.
                               Balance Sheet
                          As of December 31, 2002


Assets
                                                                       2002

Current Assets:                                                     $      --
                                                                    -----------
Total assets                                                        $      --
                                                                    ===========

Liabilities and Stockholders' Equity
Current Liabilities:
Notes payable                                                       $   135,000
Curent portion of long-term debt                                         36,787
Accounts payable - trade                                                619,929
Officer advances                                                         77,094
Accrued expenses                                                        603,537
                                                                    -----------
Total current liabilities                                             1,472,347


Commitments and contingencies (Note 7)

Redeemable preferred stock:
 Preferred stock, 10% cumulative convertible
  $.01 par value, 650,000 shares authorized,
  101,500 shares issued
  and outstanding in 1999
  liquidating preference $1 per share                                   203,000

Stockholders' equity:
 Preferred stock, $.01 par value, 5,000,000
  total shares authorized:
 Preferred stock, convertible, 40,000 shares
  authorized, 32,800 shares issued
  and outstanding, $10 per share liquidating
  preference (Series C)                                                  65,600
 Preferred stock, convertible, 98,000 shares
  authorized, issued and outstanding, $3 per
  share liquidating preference (Series D)                               196,000
Common stock, $.01 par value, 20,000,000
 shares authorized, 3,002,785 shares
 issued and outstanding                                                  30,028
Paid in capital                                                       3,394,314
Common stock subscriptions                                               61,950
Accumulated deficit                                                  (5,423,239)
                                                                    -----------
                                                                     (1,675,347)
                                                                    -----------
Total liabilities and
  stockholders' equity                                              $      --
                                                                    ===========


    The accompanying notes are an integral part of the financial statements.

                   Olympic Entertainment Group, Inc.
                       Statements of Operations
                Years Ended December 31, 2002 and 2001


                                                       2002             2001

Revenue                                            $      --        $      --

Costs and expenses:
 General and administrative                             17,741           22,350
                                                   -----------      -----------
                                                        17,741           22,350

Income (loss) from operations                          (17,741)         (22,350)

Other income and (expense):
 Interest expense                                      (37,013)         (37,013)
                                                   -----------      -----------
                                                       (37,013)         (37,013)

Net income before income taxes                         (54,754)         (59,363)
Provision for income taxes                                --               --
                                                   -----------      -----------
Net income (loss)                                  $   (54,754)     $   (59,363)
                                                   ===========      ===========


Per share information:
Basic and diluted (loss) per share
 Net income (loss) per share                       $     (0.02)     $     (0.02)
                                                   ===========      ===========
 Weighted average shares outstanding                 3,002,785        3,002,785
                                                   ===========      ===========


    The accompanying notes are an integral part of the financial statements.



                        Olympic Entertainment Group, Inc.
                        Statement of Stockholders' Equity
                     Years Ended December 31, 2002 and 2001



                               Common                    Preferred
                               Shares        Amount        Shares        Amount
                            -----------   -----------   -----------   -----------
Balance December 31, 2000     2,824,552   $    30,028   $   130,800   $   261,600

Net (loss) for the year            --            --            --            --
                            -----------   -----------   -----------   -----------
Balance December 31, 2001     2,824,552        30,028       130,800       261,600

Net (loss) for the year            --            --            --            --
                            -----------   -----------   -----------   -----------
Balance December 31, 2002     2,824,552   $    30,028       130,800   $   261,600
                            ===========   ===========   ===========   ===========


    The accompanying notes are an integral part of the financial statements.

                                      F-4



                         Olympic Entertainment Group, Inc.
                         Statement of Stockholders' Equity
                      Years Ended December 31, 2002 and 2001
                                   (Continued)


                            Additional       Common
                              Paid-In        Stock      Accumulated
                              Capital      Scbscribed     Deficit         Total
                            -----------   -----------   -----------    -----------
Balance December 31, 2000   $ 3,394,314   $    61,950   $(5,309,122)    (1,561,230)

Net (loss) for the year            --            --         (59,363)       (59,363)
                            -----------   -----------   -----------    -----------
Balance December 31, 2001     3,394,314        61,950    (5,368,485)    (1,620,593)

Net (loss) for the year            --            --         (54,754)       (54,754)
                            -----------   -----------   -----------    -----------
Balance December 31, 2002   $ 3,394,314   $    61,950   $(5,423,239)    (1,675,347)
                            ===========   ===========   ===========    ===========


     The accompanying notes are an integral part of the financial statements.

                                    F-4(con't)

                        Olympic Entertainment Group, Inc.
                            Statements of Cash Flows
                     Years Ended December 31, 2002 and 2001



                                                             2002        2001
Operating activities:
Net income (loss)                                          $(54,754)   $(59,363)
Adjustments to reconcile net income
  (loss) to net cash:
Changes in assets and liabilities:
Increase (decrease) in accrued expenses                      37,013      37,013
Increase (decrease) in accounts payable                        --          --
Increase in officer advance                                  17,741      22,350
                                                           --------    --------
Total adjustments                                            54,754      59,363
                                                           --------    --------
Net cash provided by (used in) operating activities            --          --


Net increase in cash and cash equivalents                      --          --
Beginning cash                                                 --          --
                                                           --------    --------
Ending cash                                                $   --      $   --
                                                           ========    ========
Supplemental cash flow information:
Cash paid for:  Interest                                   $   --      $   --
                Income taxes                               $   --      $   --


    The accompanying notes are an integral part of the financial statements.

                        Olympic Entertainment Group, Inc.
                          Notes to Financial Statements
                                December 31, 2002

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

Earnings (loss) per share:

Basic Earnings (Loss) per Share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. Loss per share is unchanged on a diluted basis since the Company has no potentially dilutive securities outstanding.

Recent Pronouncements

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities (SFAS 146), which is required to be adopted for such activities initiated after December 31, 2002. SFAS 146 establishes accounting rules for recognizing certain costs associated with exit or restructuring activities that are not associated with new business combinations or disposal activities covered by FASB Statement No. 144.

Management believes that the adoption of SFAS No. 146 will have no impact on the Company for the year ended December 31, 2002.


Note 2. STOCKHOLDERS' EQUITY

During the year ended December 31, 1999, the Company settled a lawsuit for the collection of fees with a consultant who has assumed management responsibilities for the Company. The settlement specifies the issuance of 660,000 shares of the Company's common stock, which at the settlement date had a fair market value of $13,200 based upon the bid price of the common stock. The shares remained unissued at December 31, 2002.

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

Following is a summary of the transactions in the plan:

                                          Range of     Weighted
                             Shares       Exercise     Average
                                           Prices       Price
Balance December 31, 2000    395,000   $.60 - $1.40     $1.08

Granted                         -
Canceled                        -
Exercised                       -
                             -------
Balance December 31, 2001    395,000   $.60 - $1.40     $1.08

Granted                         -
Canceled                        -
Exercised                       -
                             -------
Balance December 31, 2002    395,000   $.60 - $1.40     $1.08

Options available at
 December 31, 2002           405,000

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

The Company currently has net operating loss carryforwards aggregating approximately $3,300,000 which expire beginning in 2003 through 2022.

The principal difference between the Company's book operating losses and income tax operating losses results from the issuance of and subscriptions for common stock and preferred stock during 1994 and 1996 for services. The effects of these differences are expected to be permanent in nature, therefore no deferred tax asset had been recorded related thereto.

The Company did not provide Federal income taxes for the years ended December 31, 2002 and 2001 due to operating losses incurred.

The Company is unable to predict future taxable income that would enable it to utilize the deferred tax asset arising from the future value of the net operating loss and therefore the deferred tax asset of approximately $1,183,000 related thereto is fully reserved. The reserve balance increased by approximately $18,000 as a result of the loss generated in the current year.

Note 4. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2002 and 2001, the Company's chief executive officer paid expenses in behalf of the Company amounting to $17,742 and $22,350, respectively. The balance of the non-interest bearing expense payments amounted to $77,095 at December 31, 2002.

Note 5. NOTES PAYABLE AND LONG TERM DEBT

Long-term debt consists of an obligation arising from the settlement of a lawsuit (see Note 8). Monthly payments of $2,000 per month, including interest imputed at 8% per annum are due for a forty month period beginning June 1, 1996. The loan is in default and all amounts due under the settlement at December 31, 2002 ($36,787) have been classified as a current liability. Interest accrued on the settlement amount was $12,852 at December 31, 2002.

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

Also included in notes payable are a series of four notes aggregating $125,000 which were issued by the Company in December 1997. The notes were due during September 1998 with interest at 10% per annum payable quarterly. The notes are secured by an aggregate of 250,000 shares of the Company's common stock controlled by an officer of the Company. The fair value of the pledged shares was equivalent to the face amount of the notes at the issue date of the notes. The notes are considered to be due on demand.

Note 6. FILM LIBRARY

At December 31, 2002, the Company's film library consisted of the following:
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

Note 8. LITIGATION

Capital Funding & Financial Group, Inc. et al. v. Olympic Entertainment Group, Inc., et al. Colorado state court, Case No. 96-CV-001980.

The claim by the plaintiff is for the refund of $120,000 in licensing fees paid to the Company in 1996 and for other damages. The Company had filed a counter claim and based on the opinion of its Colorado attorney as of April 26, 1998 has not made any accrual pursuant to the case. As a result of the Company's cessation of its principal business operations, the Company was forced to abandon its counterclaim effort in California. A trial was held in Colorado in November 1998 and the plaintiff was awarded a default judgment of $1,000,000, including punitive damages of $520,000. A motion to set aside the default judgment has been made by the Company and the judgment has been stayed by the Court while the motion to set aside the default judgment is pending. The Company's counsel cannot predict the likelihood of an unfavorable outcome nor can an estimate be made of the amount or range of potential loss. The Company has not accrued any amount of the default judgment in the foregoing financial statements.