Form 10QSB
period 2003-03-31
OLYMPIC ENTERTAINMENT GROUP INC /NV/
filed 2003-05-12
CIK 934646

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                      For the quarter ended March 31, 2003

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

At March 31, 2003 there were 3,002,785 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in rule 405).

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

PART II

Item 5. Market for Registrant's Common Equity & Related Stockholder Matters

(a)  Market Information

     (1)  (i)  None
          (ii) Not applicable
          (iii)First Quarter               First Quarter
          March 31, 2003                   March 31, 2002
          High Bid         Low Bid         High Bid          Low Bid
          $0.015           $0.01           $0.04             $0.02

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

Item 6. Selected Financial Data

                                               Three Months Ended December 31,
                                                  2003                2002
                                                  ----                ----
Selected Income Statement Data:

Revenues                                         $     0             $     0

Income (loss)
  from operations                               ($ 4,300)           ($ 6,115)

Net Interest Expense                            ($ 9,253)           ($ 9,253)

Income (Loss)
  before income taxes                          ($ 13,553)          ($ 15,368)

Income tax                                      $      0                   0

Net income (loss)                              ($ 13,553)          ($ 15,368)

Net income (loss) per share                    ($    nil)          ($   0.01)

Weighted shares outstanding                    3,002,785           3,002,785



Selected Balance Sheet Data:

Working capital (deficiency)                    $      0            $      0

Total assets                                    $      0            $      0

Long-term debt                                  $ 36,787            $ 36,787

Total liabilities and stockholders'
  equity (deficiency)                           $      0            $      0

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


Comparison of the First Quarter of 2003 to 2002

The Company's activities in the first quarter of 2003 and 2002 consisted of attempting to find a financial partner to avoid filing for bankruptcy. In addition, Gregory A. McAndrews, who paid all of the expenses of the Company, pursued litigation against former officers and directors Dominic Orsatti and John Holt Smith to enforce a common stock buy-sell agreement and a voting trust agreement that Mr. Orsatti and Mr. Smith each signed and failed to honor.

Comparison of the First Quarter of 2002 through 1998 and to 1997

The Company's activities from the first quarter of 2002 through 1998 were to find a financial partner. Until January 1, 1998, the Company developed products, licensed cable affiliates and negotiated acquisitions of rights to various children's television programs. Revenues were down in 1998 versus 1997 due to the fact that cable affiliates did not renew their license agreements when all specified conditions had been met.

Capital Resources & Sources of Liquidity in the First Quarter of 2003, 2002, 2001, 2000, 1999, 1998 and 1997

During the first quarter of 2003 and 2002, working capital remained inadequate due to lack of activity. The Company was maintained by Gregory A. McAndrews, now the president and a director.

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

Major customers

The Company had no major customers in the first quarter of 2003 and 2002.

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

Item 8. Financial Statements

Financial statements are filed with this report as pages F-1 through F-3.


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

Kelly A. Valceanu, Director - Mrs. Valceanu will receive her Masters of Business from Webster University in May 2003. For the prior four years, she was enlisted in the U.S. Army domestically and overseas with the 18th Airborne Corps as a finance specialist. She was a fashion model in Los Angeles, New York and Paris from high school through enlisting in the Armed Forces with her husband, then in the 82nd Airborne. She graduated from New York University in 1989 with a BA in English.

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

Item 11. Executive Compensation

The table below sets forth the payroll and consulting compensation for fiscal 1998 for the executive officers and directors of the Company.

Name of Individual        Capacities in Which Served            Compensation
- ------------------        --------------------------            ------------
Gregory A. McAndrews      President and Chairman of the Board       $-0-
Kristi Q Litton           Secretary and Director                    $-0-


Item 12. Security Ownership of Certain Beneficial Owners and Management

As of Marach 31, 2003there were 3,002,785 Shares outstanding. The following tabulates holdings of Common Shares of the Company by each person who, subject to the above, are holders of record or are known by Management to own beneficially more than 5.0% of the Common Shares and, in addition, by all directors and officers of the Company individually and as a group.



                             Table I - Common Stock
                             ----------------------

Name and Address                  Number of Shares of           Percentage
of Beneficial Owner               Common Stock Owned(1)(2)(3)   of Ownership
-------------------               ---------------------------   ------------

Gregory A. McAndrews, Ind.
And as trustee for an UTMA                 6,500                    nil

Gregory A. McAndrews
President
AcquiCorp, Inc.
4160 South Pecos Road
Suite No. 20
Las Vegas, NV 89121                      660,000                20 Percent


All Directors and Officers as a Group    666,500                20 Percent

-----------------

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

Item 14. Exhibits, Financial Statements and Reports on Form 8-K

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

     None

(c)  Exhibits

     99.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES



Olympic Entertainment Group, Inc.

By:  /s/  Gregory A. McAndrews                       Date:  May 8, 2003
   -------------------------------                          -----------
          Gregory A. McAndrews
          Chief Executive Officer, President



By:  /s/  Gregory A. McAndrews                       Date:  May 8, 2002
   -------------------------------                          -----------
          Gregory A. McAndrews
          Chief Financial Officer

CERTIFICATIONS

Certification Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Gregory A. McAndrews, Chief Executive Officer and President of Olympic Entertainment Group, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB for Olympic Entertainment Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. As the registrant's other certifying officer, which position I also temporarily hold, I, as Chief Executive Officer, am in both positions responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report conclusions, as holder of both positions, about the effectiveness of the disclosure controls and procedures based on my evaluation, as holder of both positions, as of the Evaluation Date;

5. As the registrant's other certifying officer, I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I, as the registrant's other certifying officer, have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 8, 2003
                                            /s/  Gregory A. McAndrews
                                            ----------------------------------
                                                 Gregory A. McAndrews, Chairman,
                                                 Chief Executive Officer and
                                                 President

Certification Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Gregory A. McAndrews, Chief Financial Officer of Olympic Entertainment Group, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Olympic Entertainment Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I, as the registrant's other certifying officer, am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report the conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I, as the registrant's other certifying officer, have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. As the registrant's other certifying officer, I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003
                                            /s/  Gregory A. McAndrews
                                            ----------------------------------
                                                 Gregory A. McAndrews
                                                 Chief Financial Officer

                        OLYMPIC EMTERTAINMENT GROUP, INC.


                        Index to the Financial Statements


                                                                        Page
                                                                        ----

Balance Sheet, March 31, 2003                                           F-1

Statement of Operations, March 31, 2003                                 F-2

Statement of Cash Flow, March 31, 2003                                  F-3

Notes to Financial Statements                                           F-4

                        Olympic Entertainment Group, Inc.
                                  Balance Sheet
                              As of March 31, 2003

Assets
                                                                        2003

Current Assets:                                                     $      --
                                                                    -----------
Total assets                                                        $      --
                                                                    ===========

Liabilities and Stockholders' Equity
Current Liabilities:
Notes payable                                                       $   135,000
Curent portion of long-term debt                                         36,787
Accounts payable - trade                                                619,929
Officer advances                                                         81,394
Accrued expenses                                                        612,790
                                                                    -----------
Total current liabilities                                             1,485,900


Commitments and contingencies (Note 7)

Redeemable preferred stock:
 Preferred stock, 10% cumulative convertible
  $.01 par value, 650,000 shares authorized,
  101,500 shares issued
  and outstanding in 1999
  liquidating preference $1 per share                                   203,000

Stockholders' equity:
 Preferred stock, $.01 par value, 5,000,000
  total shares authorized:
 Preferred stock, convertible, 40,000 shares
  authorized, 32,800 shares issued
  and outstanding, $10 per share liquidating
  preference (Series C)                                                  65,600
 Preferred stock, convertible, 98,000 shares
  authorized, issued and outstanding, $3 per
  share liquidating preference (Series D)                               196,000
 Common stock, $.01 par value, 20,000,000
  shares authorized, 3,002,785 shares
  issued and outstanding                                                 30,028
Paid in capital                                                       3,394,314
Common stock subscriptions                                               61,950
Accumulated deficit                                                  (5,436,792)
                                                                    -----------
                                                                     (1,688,900)
                                                                    -----------
Total liabilities and
  stockholders' equity                                              $      --
                                                                    ===========

                        Olympic Entertainment Group, Inc.
                            Statements of Operations
                   Three Months Ended March 31, 2003 and 2002



                                                      2003             2002

Revenue                                            $      --        $      --

Costs and expenses:
 General and administrative                              4,300            6,115
                                                   -----------      -----------
                                                         4,300            6,115

Income (loss) from operations                           (4,300)          (6,115)

Other income and (expense):
 Interest expense                                       (9,253)          (9,253)
                                                   -----------      -----------
                                                        (9,253)          (9,253)

Net income before income taxes                         (13,553)         (15,368)
Provision for income taxes                                --               --
                                                   -----------      -----------
Net income (loss)                                  $   (13,553)     $   (15,368)
                                                   ===========      ===========


Per share information:
Basic and diluted (loss) per share
 Net income (loss) per share                       $     (0.00)     $     (0.01)
                                                   ===========      ===========
 Weighted average shares outstanding                 3,002,785        3,002,785
                                                   ===========      ===========

                        Olympic Entertainment Group, Inc.
                            Statements of Cash Flows
                   Three Months Ended March 31, 2003 and 2002



                                                              2003        2002
Operating activities:
Net income (loss)                                          $(13,553)   $(15,368)
Adjustments to reconcile net income
  (loss) to net cash: Changes in assets and liabilities:
Increase (decrease) in accrued expenses                       9,253       9,253
Increase (decrease) in accounts payable                        --          --
Increase in officer advance                                   4,300       6,115
                                                           --------    --------
Total adjustments                                            13,553      15,368
                                                           --------    --------
Net cash provided by (used in) operating activities            --             0


Net increase in cash and cash equivalents                      --             0
Beginning cash                                                 --          --
                                                           --------    --------
Ending cash                                                $   --      $      0
                                                           ========    ========
Supplemental cash flow information:
Cash paid for:  Interest                                   $   --      $   --
                Income taxes                               $   --      $   --

Olympic Entertainment Group, Inc.
Notes to Financial Statements
March 31, 2003

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's financial statements for the year ended December 31, 2002 included in the Company's annual report on Form 10-KSB.

Basic loss per share was computed using the weighted average number of common shares outstanding.

During the three months ended March 31, 2003, an officer of the Company paid expenses in behalf of the Company amounting to $4,300. This amount has been included in the caption "Officer advances" in the accompanying balance sheet.