Form 10QSB
period 2003-06-30
OLYMPIC ENTERTAINMENT GROUP INC /NV/
filed 2003-08-08
CIK 934646

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                       For the quarter ended June 30, 2003

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

At June 30, 2003 there were 3,002,785 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in rule 405).

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

Item 4. Submission of Matters to a Vote of Security Holders

By unanimous consent on September 29, 2000, the board approved the waiver of notice to vote shares held in trust to elect new officers and directors and to vote on other matters necessary to preserve shareholder value and maintain the Company's compliance with regulations of the Securities & Exchange Commission, the National Association of Securities Dealers and the State of Nevada. The meeting was set for and held on December 31, 2000. Also on September 29, 2000, shareholders voting more than 10% of the common shares outstanding requested a special meeting of shareholders and waived notice to vote on the same issues as the board. New officers and directors received more than 50% of the vote of the shares outstanding. Directors unanimously and shareholders voting more than 50% of the shares outstanding jointly approved new directors, Silverado Transfer as transfer agent, James Scheifly & Associates as auditor, new bylaws, the reaffirmation of of a recommendation to revoke all past compensation to Dominic Orsatti and John Holt Smith by a majority vote of all shareholders, the reaffirmation of the recommendation of a vote of the majority of shareholders to revoke of all forms of common stock (except of "A" commons stock), preferred stock, warrants and options (except those pledged for services and as collateral for loans to persons other than Mr. Orsatti and Mr. Smith), the reaffirmation of the previous board's decision to grant 60,000 common shares to Greg McAndrews & Associates for financial public relations services and stock agreed to but not paid prior to 1999, reaffirmation of the previous board's decision to grant 600,000 common shares to AcquiCorp, Inc. for mergers/acquisition consulting if and when a financial partner was found for the Company by AcquiCorp, Inc., to grant voting privileges for the 660,000 common shares granted to Greg McAndrews and a recommendation to submit all matters to shareholders at the next annual meeting. On June 14, 2001, the Board voted to defer a proxy to shareholders until after the trail date for the Orsatti-Smith lawsuit, which at the time was set for October 2001. The trial was subsequently set for November 2002. Orsatti-Smith changed lawyers on the eve of the trial and asked for a continuance which was granted. Trial is set for January 4, 2004.

PART II

Item 5. Market for Registrant's Common Equity & Related Stockholder Matters

(a)  Market Information

     (1)  (i)  None
          (ii) Not applicable
          (iii)First Quarter               First Quarter
          March 31, 2003                   March 31, 2002
          High Bid         Low Bid         High Bid          Low Bid
          $0.015           $0.01           $0.04             $0.02

           Second Quarter                  Second Quarter
           June 30, 2003                   June 30, 2002
           High Bid        Low Bid         High Bid          Low Bid
            $0.03          $0.01            $0.03             $0.02

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

Item 6. Selected Financial Data

                                                  Three Months Ended June 30,
                                                    2003             2002
                                                    ----             ----
Selected Income Statement Data:

Revenues                                         $     0             $     0

Income (loss)
  from operations                               ($ 1,197)           ($ 3,466)

Net Interest Expense                            ($ 9,253)           ($ 9,253)

Income (Loss)
  before income taxes                           ($10,450)           ($12,719)

Income tax                                       $     0                   0

Net income (loss)                               ($10,450)           ($12,719)

Net income (loss) per share                     ($   nil)           ($   nil)

Weighted shares outstanding                    3,002,785           3,002,785


                                                  Six Months Ended June 30,
                                                    2003             2002
                                                    ----             ----
Selected Income Statement Data:

Revenues                                         $     0             $     0

Income (loss)
  from operations                               ($ 5,497)           ($ 9,581)

Net Interest Expense                            ($18,507)           ($18,507)

Income (Loss)
  before income taxes                           ($24,004)           ($28,088)

Income tax                                       $     0                   0

Net income (loss)                               ($24,004)           ($28,088)

Net income (loss) per share                     ($  0.01)           ($  0.01)

Weighted shares outstanding                    3,002,785           3,002,785

Selected Balance Sheet Data:

Working capital (deficiency)                    $      0            $      0

Total assets                                    $      0            $      0

Long-term debt                                  $ 36,787            $ 36,787

Total liabilities and stockholders'
  equity (deficiency)                           $      0            $      0




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements about our business, financial condition and prospects that reflect our assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, our ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry. There may be other risks and circumstances that we are unable to predict. When used in this quarterly report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

General

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


Comparison of the Second Quarter of 2003 to 2002

The Company's activities in the second quarter of 2003 and 2002 consisted of attempting to find a financial partner to avoid filing for bankruptcy. In addition, Gregory A. McAndrews, who paid all of the expenses of the Company, pursued litigation against former officers and directors Dominic Orsatti and John Holt Smith to enforce a common stock buy-sell agreement and a voting trust agreement that Mr. Orsatti and Mr. Smith each signed and failed to honor.

Comparison of the Second Quarter of 2002 through Second Quarters to 1998

The Company's activities from the second quarter of 2002 through the second quarters of 2001, 2000, 1999 and 1998 were to find a financial partner. Until January 1, 1998, the Company developed products, licensed cable affiliates and negotiated acquisitions of rights to various children's television programs. Revenues were down in in the second quarter of 1998 versus the second quarter of1997 due to the fact that cable affiliates did not renew their license agreements when all specified conditions had been met.

Capital Resources & Sources of Liquidity in the Second Quarter of 2003 to the Second Quarters of 2002, 2001, 2000, 1999 and 1998

During the second quarters of 2003 through 1998, working capital remained inadequate due to lack of activity. The Company was maintained by Gregory A. McAndrews, now the president and a director.

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

Major customers

The Company had no major customers in the second quarters of 2003 and 2002.

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


PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth the name, age and position held of each director and officer of Olympic Entertainment Group, Inc.:

Name                        Age       Position

Gregory A. McAndrews        58        President and Chairman
Kristi Q Litton             35        Secretary and Director
Jerry Engel                 72        Outside Director*
Kelly A. Valceanu           36        Outside Director*
Raymond Girard, Jr.         31        Outside Director*

*Audit Committee

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


Business Experience of Directors and Executive Officers

Gregory A. McAndrews, President and Chairman of the Board - Mr. McAndrews has been a financial public relations counselor concentrating on small businesses for 31 years. He has represented more than 200 companies as President of Greg McAndrews & Associates and as an affiliate of a New York financial public relations firm. Mr. McAndrews is also President of AcquiCorp, Inc., a small company mergers and acquisition advisor. He is President of the National Association of Financial Wholesalers and a member of several other financial industry associations. He is a frequent contributor to industry publications. Mr. McAndrews received a BA degree in Journalism from the University of Southern California in 1967.

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

Kelly A. Valceanu, Director - Mrs. Valceanu received her Masters of Business from Webster University in May 2003. Since 2000 she has been a Bradley Method birth consultant. For the prior four years, she was enlisted in the U.S. Army domestically and overseas with the 18th Airborne Corps as a finance specialist. She was a fashion model in Los Angeles, New York and Paris from high school through enlisting in the Armed Forces with her husband, then in the 82nd Airborne. She graduated from New York University in 1989 with a BA in English.

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

Item 11. Executive Compensation

The table below sets forth the payroll and consulting compensation for fiscal 1998 for the executive officers and directors of the Company.

Name of Individual        Capacities in Which Served            Compensation
--------------------      --------------------------            ------------
Gregory A. McAndrews      President and Chairman of the Board       $-0-
Kristi Q Litton           Secretary and Director                    $-0-


Item 12. Security Ownership of Certain Beneficial Owners and Management

As of June 30, 2003 there were 3,002,785 Shares outstanding. The following tabulates holdings of Common Shares of the Company by each person who, subject to the above, are holders of record or are known by Management to own beneficially more than 5.0% of the Common Shares and, in addition, by all directors and officers of the Company individually and as a group.



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

                      Table 3 - Series "C" Preferred Shares
                      -------------------------------------

                             Number of Series "C"        Percent of
Name and Address             Preferred Shares(1)           Class
-----------------            -------------------           -----

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

(a) Financial statements are filed with this report as pages F-1 through F-3.

(b) Reports on form 8-K

     None

(c)  Exhibits

     99.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES



Olympic Entertainment Group, Inc.

By:  /s/  Gregory A. McAndrews                       Date:  August 8, 2003
    -------------------------------                        ---------------
          Gregory A. McAndrews
          Chief Executive Officer, President

NAME & POSITION

By:  /s/  Gregory A. McAndrews                       Date:  August 8, 2002
   -------------------------------                           ---------------
          Gregory A. McAndrews
          Chief Financial Officer

CERTIFICATIONS

Certification Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Gregory A. McAndrews, Chief Executive Officer and President of Olympic Entertainment Group, Inc., certify that:

1. I have reviewed this quarterly report on Form 10Q-SB for Olympic Entertainment Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quaraterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date:  August 8, 2003
                                            /s/  Gregory A. McAndrews
                                            ----------------------------------
                                                 Gregory A. McAndrews, Chairman,
                                                 Chief Executive Officer and
                                                 President

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

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

Date: August 8, 2003
                                            /s/  Gregory A. McAndrews
                                            ----------------------------------
                                                 Gregory A. McAndrews
                                                 Chief Financial Officer

                        OLYMPIC EMTERTAINMENT GROUP, INC.


                        Index to the Financial Statements


                                                                        Page
                                                                        ----

Balance Sheet, June 30, 2003                                            F-1

Statement of Operations, June 30, 2003                                  F-2

Statement of Cash Flow, June 30, 2003                                   F-3

Notes to financial Statements, June 30, 2003                            F-4

                     Olympic Entertainment Group, Inc.
                               Balance Sheet
                            As of June 30, 2003



Assets
                                                                        2003

Current Assets:                                                     $      --
                                                                    -----------
Total assets                                                        $      --
                                                                    ===========

Liabilities and Stockholders' Equity
Current Liabilities:
Notes payable                                                       $   135,000
Curent portion of long-term debt                                         36,787
Accounts payable - trade                                                619,929
Officer advances                                                         82,591
Accrued expenses                                                        622,044
                                                                    -----------
Total current liabilities                                             1,496,351


Commitments and contingencies (Note 7)

Redeemable preferred stock:
 Preferred stock, 10% cumulative convertible
  $.01 par value, 650,000 shares authorized,
  101,500 shares issued
  and outstanding in 1999
  liquidating preference $1 per share                                   203,000

Stockholders' equity:
 Preferred stock, $.01 par value, 5,000,000
  total shares authorized:
 Preferred stock, convertible, 40,000 shares
  authorized, 32,800 shares issued
  and outstanding, $10 per share liquidating
  preference (Series C)                                                  65,600
 Preferred stock, convertible, 98,000 shares
  authorized, issued and outstanding, $3 per
  share liquidating preference (Series D)                               196,000
Common stock, $.01 par value, 20,000,000
 shares authorized, 3,002,785 shares
 issued and outstanding                                                  30,028
Paid in capital                                                       3,394,314
Common stock subscriptions                                               61,950
Accumulated deficit                                                  (5,447,243)
                                                                    -----------
                                                                     (1,699,351)
                                                                    -----------
Total liabilities and
  stockholders' equity                                              $      --
                                                                    ===========


    The accompanying notes are an integral part of the financial statements.



                                 Olympic Entertainment Group, Inc.
                                     Statements of Operations
                           Three Months And Six Ended June 30, 2003 and 2002



                                              Three Months Ended            Six Months Ended
                                                   June 30,                      June 30,
                                             2003          2002            2003           2002
Revenue                                 $      --      $      --      $      --      $      --

Costs and expenses:
  General and administrative                  1,197          3,466          5,497          9,581
                                        -----------    -----------    -----------    -----------
                                              1,197          3,466          5,497          9,581

Income (loss) from operations                (1,197)        (3,466)        (5,497)        (9,581)

Other income and (expense):
 Interest expense                            (9,253)        (9,253)       (18,507)       (18,507)
                                        -----------    -----------    -----------    -----------
                                             (9,253)        (9,253)       (18,507)       (18,507)


Net income before income taxes              (10,450)       (12,719)       (24,004)       (28,088)
 Provision for income taxes                    --             --             --             --
                                        -----------    -----------    -----------    -----------
 Net income (loss)                      $   (10,450)   $   (12,719)   $   (24,004)   $   (28,088)
                                        ===========    ===========    ===========    ===========



Per share information:
 Basic and diluted (loss) per share
  Net income (loss) per share           $     (0.00)   $     (0.00)   $     (0.01)   $     (0.01)
                                        ===========    ===========    ===========    ===========
  Weighted average shares outstanding     3,002,785      3,002,785      3,002,785      3,002,785
                                        ===========    ===========    ===========    ===========

The accompanying notes are an integral part of the financial statements.

                                               F-2

                        Olympic Entertainment Group, Inc.
                            Statements of Cash Flows
                    Six Months Ended June 30, 2003 and 20022



                                                              2003        2002
Operating activities:
Net income (loss)                                          $(24,004)   $(28,088)
Adjustments to reconcile net income
  (loss) to net cash:
Changes in assets and liabilities:
Increase (decrease) in accrued expenses                      18,507       9,581
Increase (decrease) in accounts payable                        --          --
Increase in officer advance                                   5,497      18,507
                                                           --------    --------
Total adjustments                                            24,004      28,088
                                                           --------    --------
Net cash provided by (used in) operating activities            --          --


Net increase in cash and cash equivalents                      --          --
Beginning cash                                                 --          --
                                                           --------    --------
Ending cash                                                $   --      $   --
                                                           ========    ========
Supplemental cash flow information:
Cash paid for:  Interest                                   $   --      $   --
                Income taxes                               $   --      $   --


The accompanying notes are an integral part of the financial statements.

Olympic Entertainment Group, Inc.
Notes to Financial Statements
June 30, 2003

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

During the six months ended June 30, 20032, an officer of the Company paid expenses in behalf of the Company amounting to $5,497. This amount has been included in the caption "Officer advances" in the accompanying balance sheet.