Form 10QSB
period 2003-09-30
OLYMPIC ENTERTAINMENT GROUP INC /NV/
filed 2003-11-13
CIK 934646

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                         For the quarter ended September 30, 2003

          ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           Commission file #: 33-87714

                        OLYMPIC ENTERTAINMENT GROUP, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                       88-0271810
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

         3914 Seaton Place, Las Vegas, NV                   89121
      --------------------------------------              --------
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

At September 30, 2003 there were 3,002,785 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in rule 405).

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

Item 4. Submission of Matters to a Vote of Security Holders

By unanimous consent on September 29, 2000, the board approved the waiver of notice to vote shares held in trust to elect new officers and directors and to vote on other matters necessary to preserve shareholder value and maintain the Company's compliance with regulations of the Securities & Exchange Commission, the National Association of Securities Dealers and the State of Nevada. The meeting was set for and held on December 31, 2000. Also on September 29, 2000, shareholders voting more than 10% of the common shares outstanding requested a special meeting of shareholders and waived notice to vote on the same issues as the board. New officers and directors received more than 50% of the vote of the shares outstanding. Directors unanimously and shareholders voting more than 50% of the shares outstanding jointly approved new directors, Silverado Transfer as transfer agent, James Scheifly & Associates as auditor, new bylaws, the reaffirmation of of a recommendation to revoke all past compensation to Dominic Orsatti and John Holt Smith by a majority vote of all shareholders, the reaffirmation of the recommendation of a vote of the majority of shareholders to revoke of all forms of common stock (except of "A" commons stock), preferred stock, warrants and options (except those pledged for services and as collateral for loans to persons other than Mr. Orsatti and Mr. Smith), the reaffirmation of the previous board's decision to grant 60,000 common shares to Greg McAndrews & Associates for financial public relations services and stock agreed to but not paid prior to 1999, reaffirmation of the previous board's decision to grant 600,000 common shares to AcquiCorp, Inc. for mergers/acquisition consulting if and when a financial partner was found for the Company by AcquiCorp, Inc., to grant voting privileges for the 660,000 common shares granted to Greg McAndrews and a recommendation to submit all matters to shareholders at the next annual meeting. On June 14, 2001, the Board voted to defer a proxy to shareholders until after the trail date for the Orsatti-Smith lawsuit, which at the time was set for October 2001. The trial was subsequently set for November 2002. Orsatti-Smith changed lawyers on the eve of the trial and asked for a continuance which was granted. Trial is set for January 6, 2004.

PART II

Item 5. Market for Registrant's Common Equity & Related Stockholder Matters

(a)  Market Information

     (1)  (i)  None
          (ii) Not applicable
          (iii)First Quarter               First Quarter
          March 31, 2003                   March 31, 2002
          High Bid         Low Bid         High Bid          Low Bid
          $0.015           $0.01           $0.04             $0.02

          Second Quarter                   Second Quarter
          June 30, 2003                    June 30, 2002
          High Bid         Low Bid         High Bid          Low Bid
          $0.03            $0.01           $0.03             $0.02

          Third Quarter                    Third Quarter
          September 30, 2003               September 30, 2002
          High Bid         Low Bid         High Bid          Low Bid
          $0.03            $0.01           $0.02             $0.01
          (iv) Not applicable
          (v)  Not applicable

(b)  Holders

     (1)  Title of Class                Number of Record Holders
          Common Stock,                 Approximately 300
          $0.01 Par Value

     (2)  Not applicable

(c)  Dividends

     (1)  There have never been any dividends declared by the Registrant.

     (2) Registrant's losses do not currently indicate the ability to pay cash dividends.

Item 6. Selected Financial Data

                                               Three Months Ended September 30,
                                                    2003             2002
                                                    ----             ----
Selected Income Statement Data:

Revenues                                         $     0             $     0

Income (loss)
  from operations                               ($ 1,121)           ($   571)

Net Interest Expense                            ($ 9,253)           ($ 9,253)

Income (Loss)
  before income taxes                           ($10,374)           ($ 9,824)

Income tax                                       $     0                   0

Net income (loss)                               ($10,374)           ($ 9,824)

Net income (loss) per share                     ($   nil)           ($   nil)

Weighted shares outstanding                    3,002,785           3,002,785


                                               Nine Months Ended September 30,
                                                    2003             2002
                                                    ----             ----
Selected Income Statement Data:

Revenues                                         $     0             $     0

Income (loss)
  from operations                               ($ 6,618)           ($10,152)

Net Interest Expense                            ($27,760)           ($27,760)

Income (Loss)
  before income taxes                           ($34,378)           ($37,912)

Income tax                                       $     0                   0

Net income (loss)                               ($34,378)           ($37,912)

Net income (loss) per share                     ($  0.01)           ($  0.01)

Weighted shares outstanding                    3,002,785           3,002,785


Selected Balance Sheet Data:

Working capital (deficiency)                    $      0            $      0

Total assets                                    $      0            $      0

Long-term debt                                  $ 36,787            $ 36,787

Total liabilities and stockholders'
  equity (deficiency)                           $      0            $      0

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


Comparison of the Third Quarter of 2003 to 2002

The Company's activities in the third quarter of 2003 and 2002 consisted of attempting to find a financial partner to avoid filing for bankruptcy. In addition, Gregory A. McAndrews, who paid all of the expenses of the Company, pursued litigation against former officers and directors Dominic Orsatti and John Holt Smith to enforce a common stock buy-sell agreement and a voting trust agreement that Mr. Orsatti and Mr. Smith each signed and failed to honor.

Comparison of the Third Quarter of 2002 through Third Quarters to 1998

The Company's activities from the third quarter of 2002 through the third quarters of 2001, 2000, 1999 and 1998 were to find a financial partner. Until January 1, 1998, the Company developed products, licensed cable affiliates and negotiated acquisitions of rights to various children's television programs. Revenues were down in in the third quarter of 1998 versus the third quarter of1997 due to the fact that cable affiliates did not renew their license agreements when all specified conditions had been met.

Capital Resources & Sources of Liquidity in the Third Quarter of 2003 to the Third Quarters of 2002, 2001, 2000, 1999 and 1998

During the third quarters of 2003 through 1998, working capital remained inadequate due to lack of activity. The Company was maintained by Gregory A. McAndrews, now the president and a director.

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

Major customers

The Company had no major customers in the third quarters of 2003 and 2002.

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

Kristi Q Litton, Secretary and Director - In 2003 Mrs. Litton returned to consulting in art and administration. In 2002, Mrs. Litton was named Curatorial Administrator for the Los Angeles County Museum of Art. Previously, she was a consultant to the art and auction industry and held various positions since 1995 with Butterfield & Butterfield, an auction house. Prior to that she was an account executive with advertising and public relations firms for five years. She graduated from the University of Southern California in 1990 with a BA and honors in Art History.

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


Item 12. Security Ownership of Certain Beneficial Owners and Management

As of September 30, 2003 there were 3,002,785 Shares outstanding. The following tabulates holdings of Common Shares of the Company by each person who, subject to the above, are holders of record or are known by Management to own beneficially more than 5.0% of the Common Shares and, in addition, by all directors and officers of the Company individually and as a group.



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
                      -------------------------------------

                             Number of Series "D"        Percent of
Name and Address             Preferred Shares(1)           Class
- ----------------             -------------------           -----

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

(b) Reports on form 8-K

     None

(c)  Exhibits

     31.1 Certification of CEO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of CFO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES



Olympic Entertainment Group, Inc.

By:  /s/  Gregory A. McAndrews                       Date:  November 12, 2003
-------------------------------                             -----------------
          Gregory A. McAndrews
          Chief Executive Officer, President

NAME & POSITION

By:  /s/  Gregory A. McAndrews                       Date:  November 12, 2003
-------------------------------                             -----------------
          Gregory A. McAndrews
          Chief Financial Officer

                        OLYMPIC EMTERTAINMENT GROUP, INC.


                        Index to the Financial Statements


                                                                          Page
                                                                          ----

Balance Sheet, September 30, 2003                                         F-1

Statement of Operations, September 30, 2003                               F-2

Statement of Cash Flow, September 30, 2003                                F-3

Note to Financial Statements, September 30, 2004                          F-4

                            OLYMPIC ENTERTAINMENT GROUP, INC.
                             UNAUDITED FINANICAL STATEMENTS
              FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003

                     Olympic Entertainment Group, Inc.
                               Balance Sheet
                          As of September 30, 2003

Assets
                                                                       2003

Current Assets:                                                     $      --
                                                                    -----------
Total assets                                                        $      --
                                                                    ===========

Liabilities and Stockholders' Equity
Current Liabilities:
Notes payable                                                       $   135,000
Curent portion of long-term debt                                         36,787
Accounts payable - trade                                                620,629
Officer advances                                                         83,012
Accrued expenses                                                        631,297
                                                                    -----------
Total current liabilities                                             1,506,725



Redeemable preferred stock:
 Preferred stock, 10% cumulative convertible
  $.01 par value, 650,000 shares authorized,
  101,500 shares issued
  and outstanding in 1999
  liquidating preference $1 per share                                   203,000

Stockholders' equity:
 Preferred stock, $.01 par value, 5,000,000
  total shares authorized:
 Preferred stock, convertible, 40,000 shares
  authorized, 32,800 shares issued
  and outstanding, $10 per share liquidating
  preference (Series C)                                                  65,600
 Preferred stock, convertible, 98,000 shares
  authorized, issued and outstanding, $3 per
  share liquidating preference (Series D)                               196,000
Common stock, $.01 par value, 20,000,000
 shares authorized, 3,002,785 shares
 issued and outstanding                                                  30,028
Paid in capital                                                       3,394,314
Common stock subscriptions                                               61,950
Accumulated deficit                                                  (5,457,617)
                                                                    -----------
                                                                     (1,709,725)
                                                                    -----------
Total liabilities and
  stockholders' equity                                              $      --
                                                                    ===========


    The accompanying notes are an integral part of the financial statements.



                                Olympic Entertainment Group, Inc.
                                    Statements of Operations
                     Three Months And Nine Ended September 30, 2003 and 2002



                                             Three Months Ended            Nine Months Ended
                                               September 30,                 September 30,
                                            2003           2002           2003           2002

Revenue                                 $      --      $      --      $      --      $      --

Costs and expenses:
  General and administrative                  1,121            571          6,618         10,152
                                        -----------    -----------    -----------    -----------
                                              1,121            571          6,618         10,152

Income (loss) from operations                (1,121)          (571)        (6,618)       (10,152)

Other income and (expense):
  Interest expense                           (9,253)        (9,253)        27,760         27,760
                                        -----------    -----------    -----------    -----------
                                             (9,253)        (9,253)        27,760         27,760

Net income before income taxes              (10,374)        (9,824)       (34,378)       (37,912)
Provision for income taxes                     --             --             --             --
                                        -----------    -----------    -----------    -----------
 Net income (loss)                      $   (10,374)   $    (9,824)   $   (34,378)   $   (37,912)
                                        ===========    ===========    ===========    ===========


Per share information:
Basic and diluted (loss) per share
 Net income (loss) per share            $     (0.00)   $     (0.00)   $     (0.01)   $     (0.01)
                                        ===========    ===========    ===========    ===========
  Weighted average shares outstanding     3,002,785      3,002,785      3,002,785      3,002,785
                                        ===========    ===========    ===========    ===========


            The accompanying notes are an integral part of the financial statements.

                                              F-2

                        Olympic Entertainment Group, Inc.
                            Statements of Cash Flows
                 Nine Months Ended September 30, 2003 and 20022

                                                             2003        2002
Operating activities:
Net income (loss)                                          $(34,378)   $(37,912)
Adjustments to reconcile net income
  (loss) to net cash: Changes in assets and liabilities:
Increase (decrease) in accrued expenses                      27,760      27,760
Increase (decrease) in accounts payable                         700        --
Increase in officer advance                                   5,918      10,152
                                                           --------    --------
Total adjustments                                            34,378      37,912
                                                           --------    --------
Net cash provided by (used in) operating activities            --          --


Net increase in cash and cash equivalents                      --          --
Beginning cash                                                 --          --
                                                           --------    --------
Ending cash                                                $   --      $   --
                                                           ========    ========
Supplemental cash flow information:
Cash paid for:  Interest                                   $   --      $   --
                Income taxes                               $   --      $   --


    The accompanying notes are an integral part of the financial statements.

Olympic Entertainment Group, Inc.
Notes to Financial Statements
September 30, 2003

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

During the nine months ended September 30, 2003, an officer of the Company paid expenses in behalf of the Company amounting to $5,918. This amount has been included in the caption "Officer advances" in the accompanying balance sheet.