Form 10KSB
period 2003-12-31
OLYMPIC ENTERTAINMENT GROUP INC /NV/
filed 2004-04-30
CIK 934646

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
          (X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                      For the year ended December 31, 2003

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           Commission file #: 33-87714

                        OLYMPIC ENTERTAINMENT GROUP, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                       88-0271810
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

     1900 Avenue of the Stars, Suite 1450, Los Angeles, CA            90067
     ----------------------------------------------------           --------
     (Address of principal executive offices)                     (Zip Code)

                  Registrant's telephone number: (310) 277 1250

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

At December 31, 2003 there were 3,297,785 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in rule 405).

Documents incorporated by reference: None.

                                     PART I

Item 1. Business

(a) General Development of Business

Olympic Entertainment Group, Inc. (the "Company") was a multimedia educational company and was incorporated on May 21, 1987 in Nevada. The Company was originally formed to finance, produce, co-produce and distribute motion pictures and television shows and pursued various opportunities through 1993, when the Company's management decided to focus upon the development of a cable television network for the distribution of children's nonviolent television programming. From 1993 through 1995 the Company developed this concept and in 1995, launched the Children's Cable Network ("CCN"). Through 1997, the Company had success in several markets but ceased operating in June 1998.

Item 2. Properties

The Company presently neither owns nor leases space, and is provided sufficient space free of charge by John Holt Smith, director and secretary to conduct its present level of activity.

Item 3. Legal Proceedings

The Company is currently involved in the following legal matter:

The Company, Dominic Orsatti and John Holt Smith received a unanimous jury verdict in their favor in Case No.A405069 in Dept. No. XVII in the in the District Court of Clark County, Nevada, entitled AcquiCorp, Inc., and Gregory A. McAndrews vs.Olympic Entertainment Group, Inc., Dominic Orsatti and John Holt Smith, individually. The trial was held on January 6, 2004 at the conclusion of which the jury awarded a judgment against Gregory A McAndrews and Acquicorp for $390,000 for fraud, and a restraining order against any further action by McAndrews or Acquicorp with the Company or its shareholders. All agreements entered into between the Company and Gregory A. McAndrews and/or Acquicorp, Inc. became void and of no further force and effect. Mr. McAndrews filed an appeal which is believed by management to be without any merit. Management intends to vigorously seek to collect on the judgment.

Item 4.  Submission of Matters to a Vote of the Security Holders.

No matters were submitted to a Vote if security holders during the period of this report.

PART II

Item 5. Market for Registrant's Common Equity & Related Stockholder Matters

(a)  Market Information

         Our common stock began trading on the OTC-Bulleting Board April, 1996 under the symbol OYMP. The stock currently trades under OYMPE. There is a limited trading market for our common stock and a regular, more active trading market may not develop, or if developed, may not be sustained. Therefore, in all likelihood, a shareholder may only be able to resell a relatively limited number of shares in any single trading day. One April 27 , 2004, the latest reported sales price of our common stock was $ .18 per share and the volume of shares bought and sold was reported to be 5,000 shares.

OTC Bulleting Board Considerations

The OTC Bulleting Board is separate and distinct from the NASDAQ stock market. NASDAQ has not business relationship with issuers or securities quoted on the OTC Bulletin Board. The SEC's order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTC Bulleting Board.

Although NASDAQ stock market has rigorous listing standards to ensure the high quality of its issuers, and can delist issuer for not meeting those standards, the OTC Bulletin Board has no listing standards. Rather, it is the market maker who chooses to quote a security on the system, files the application, and is obligated to comply with keeping information about the issuer in its files. The NASD cannot deny an application by a market maker to quote the stock of a company. The only requirement for inclusion in the bulleting board is that the issuer be current in its reporting requirements with the SEC.

Investors may have greater difficulty in getting orders filled because our stock trades on the OTC Bulletin Board rather than on NASDAQ. Investor's orders may be filled at a price much different than expected when an order is placed. Trading activity in general is no conducted as efficiently and effectively as with NASDAQ-listed securities.

Investors must contact a broker-dealer to trade OTC Bulleting Board securities. Investors do not have direct access to the bulleting board service. For bulleting board securities, there only has to be one market maker.

Bulletin board transactions are conducted almost entirely manually. Because there are no automated systems for negotiating trades on the bulleting board, they are conducted via telephone. IN times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders (an order to buy or sell a specific number of share at the current market price) it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order an getting execution.

(b)  Holders

[to be provide later)
OTC Bulletin Board Considerations

(c)  Dividends

     (1) There have never been any dividends declared by the Registrant. (2) Registrant's losses do not currently indicate the ability to pay cash dividends.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company has had no operations since June 1998 and continues to experience cash flow problems occasioned by (i) no revenue from license renewal fees or new Broadcast Affiliates licenses; (ii) the failure of the Optimist Group licensing program initiated in January 1998, terminated by mutual consent on April 1, 1998; and (iii) the failure of a program to produce significant new revenue from marketing initiatives. Since January 1998, the Company has reduced overhead and expenditures by (i) eliminating all paid personnel; (ii) ceasing to pay salaries to corporate officers; and (iii) paying no office rent. The directors are paying all expenses to maintain the Company.

Should the Company be unsuccessful in seeking a financial partner, it would seek to reorganize its debt and to sell its programming in an orderly proceeding under the protection of the Bankruptcy Court.

Comparison of 2003 to 2002

The Company's activities of 2003 and 2002 consisted of attempting to find a financial partner to avoid filing for bankruptcy.

Comparison of 2002 through 2003

The Company's activities from 2002 through 2003 were to find a financial partner. Until January 1, 1998, the Company developed products, licensed cable affiliates and negotiated acquisitions of rights to various children's television programs. Revenues were down in 1998 versus 1997 due to the fact that cable affiliates did not renew their license agreements when all specified conditions had been met. The Company ceased licensing and other activities in June, 1998.

Capital Resources & Sources of Liquidity in 2003, 2002:

During 2003 and 2002, working capital remained inadequate due to lack of activity. The Company was maintained by Gregory A. McAndrews, who acted as the president and a director.

Until January 1, 1998, cash requirements were for operating expenses, primarily labor and general and administrative expenses, and for the acquisition of rights to additional television series licensing.

Major customers

The Company had no major customers in 2002 and 2003.

Employment Contract

During 1998, Dominic Orsatti (former president and director) and the Company mutually agreed to terminate a five-year compensation agreement entered into on January 15, 1997.

Item 7. Financial Statements

Financial statements included under Item 13(a) and may be found at pages F-1 through F-10.




                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
    Olympic Entertainment Group, Inc.
    Las Vegas, Nevada

We have audited the accompanying balance sheet of Olympic Entertainment Group, Inc. as of December 31, 2003, and the related statements of expenses, changes in stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of Olympic Entertainment Group's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Olympic Entertainment Group, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



MALONE & BAILEY, PLLC
www.malone-bailey.com
Houston, Texas

April 9, 2004

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
    Olympic Entertainment Group, Inc.

We have audited the statements of expenses, changes in stockholders' deficit and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of Olympic Entertainment Group's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Olympic Entertainment Group's operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



James E. Scheifley
Certified Public Accountant
Denver, Colorado

March 26, 2003

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                                  BALANCE SHEET
                                December 31, 2003





ASSETS                                                              $         -
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable                                                $    31,763
    Accrued expenses                                                    342,185
    Officer advances                                                     84,924
                                                                    -----------
    Total current liabilities                                           458,872
                                                                    -----------

Commitment

STOCKHOLDERS' DEFICIT

    Preferred stock, $.01 par value, 5,000,000
       total shares authorized:
       - 10% cumulative convertible, $.01 par value,
         650,000 shares authorized, none issued and
         outstanding, liquidating preference $1 per share                     -
       - convertible, 40,000 shares authorized, none issued
         and outstanding, liquidating preference $10 per
         share (Series C)                                                     -
       - convertible, 98,000 shares authorized, 98,000
         issued and outstanding, liquidating preference
         $3 per share(Series D)                                         196,000
    Common stock, $.01 per value, 20,000,000 shares
       authorized, 3,297,785 shares issued and outstanding               32,978
    Additional paid in capital                                        3,769,237
    Retained deficit                                                 (4,457,087)
                                                                    -----------
       Total Stockholders Deficit                                      (458,872)
                                                                    -----------
       TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT                   $         -
                                                                    ===========






See summary of significant accounting policies and notes to financial statements.

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                             STATEMENTS OF EXPENSES
                     Years Ended December 31, 2003 and 2002



                                                      2003              2002
                                                   -----------       ----------
General and administrative expense                 $     7,829       $   17,741
Interest expense                                        37,013           37,013
Debt forgiveness income                             (1,058,317)               -
                                                   -----------       ----------
       NET INCOME (LOSS)                           $ 1,013,475       $  (54,754)
                                                   ===========       ==========

Basic and diluted net income (loss) per
    common share                                   $       .31       $     (.02)
Weighted average common shares outstanding           3,297,785        3,002,785





See summary of significant accounting policies and notes to financial statements.

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIT
                     Years Ended December 31, 2002 and 2003


                                             Preferred Stock                    Common Stock
                                         ----------------------           -----------------------
                                         Shares          Amount           Shares           Amount
                                         -------         ------           ------           ------
Balances at December 31, 2001
(Restated)                                98,000     $  196,000        3,297,785        $  32,978

Net loss                                       -              -                -                -
                                         -------         ------           ------           ------

Balances at December 31, 2002             98,000        196,000        3,297,785           32,978


Net income                                     -              -                -                -
                                         -------         ------           ------           ------

Balances at December 31, 2003             98,000     $  196,000        3,297,785        $  32,978
                                         =======         ======          =======           ======



See summary of significant accounting policies and notes to financial statements.

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIT
                     Years Ended December 31, 2002 and 2003



                                    Additional
                                      Paid In
                                     Capital        Deficit          Totals
                                   ------------   -------------    -----------

Balances at December 31, 2001
(Restated)                         $  3,769,237   $  (5,415,808)   $ (1,417,593)

Net loss                                      -         (54,754)        (54,754)
                                   ------------   -------------    ------------

Balances at December 31, 2002         3,769,237      (5,470,562)     (1,472,347)

Net income                                    -       1,013,475       1,013,475
                                   ------------   -------------    -------------

Balances at December 31, 2003      $  3,769,237   $  (4,457,087)   $   (458,872)
                                   ============   =============    =============





See summary of significant accounting policies and notes to financial statements.

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2003 and 2002


                                                      2003              2002
                                                   -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                              $ 1,013,475       $  (54,754)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Debt forgiveness                            (1,058,317)
      Changes in:
        Accrued expenses                                37,013            37,013
                                                   -----------       ----------
NET CASH USED IN OPERATING ACTIVITIES                   (7,829)         (17,741)
                                                   -----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Advances by an officer                               7,829           17,741
                                                   -----------       ----------
NET CHANGE IN CASH                                           -                -

CASH BALANCES
    -Beginning of period                                     -                -
                                                   -----------       ----------
    -End of period                                 $         -       $        -
                                                   ===========       ==========

SUPPLEMENTAL DISCLOSURES
    Interest paid in cash                          $         0       $        0






See summary of significant accounting policies and notes to financial statements.

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations and organization. Olympic Entertainment Group ("Olympic") was incorporated in Nevada on May 21, 1987. Olympic ceased operating during the first quarter of 1998.

Cash and cash equivalents. For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less.

Use of Estimates. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income taxes. Olympic recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Olympic provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and diluted net income (loss) per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the absence of common stock equivalents.

Recently issued accounting pronouncements. Olympic does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Olympic's results of operations, financial position or cash flow.

Restatements were made to the year ending December 31, 2001. See note 5 for details.

Certain amounts in financial statements of prior years have been reclassified to conform to the presentation of the current year for comparative purposes.


NOTE 2 - OFFICER ADVANCES

In 2003 and 2002, Olympic's officers paid $7,829 and $17,741, respectively, of Olympic's expenses. The amounts are due on demand.

NOTE 3 - INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003, are as follows:


       Deferred tax asset                                       $ 780,000
       Less:  valuation allowance                                (780,000)
                                                                ---------
       Net current deferred tax assets                          $       0
                                                                =========


Olympic has net operating loss carryforwards of approximately $2,300,000 as of December 31, 2003. Available carryforwards expire 15 to 20 years from when incurred.


NOTE 4 - DEBT FORGIVENESS

Olympic's legal counsel determined that third party collection attempts on the obligations listed below are barred by Nevada's Statute of Limitation because of their age, lack of prior collection attempts and the absence of agreement by Olympic to extend their due dates. The following amounts were written off to debt forgiveness income as of December 31, 2003:

                  Accounts payable                                $  588,166
                  Accrued expenses                                   298,364
                  Notes payable                                      171,787
                                                                  ----------
                  Total                                           $1,058,317
                                                                  ==========


NOTE 5 - RESTATEMENTS

In 2004, management discovered several stock issuances prior to 2001 were reported improperly. The restatements are as follows:

o 32,800 shares of series C preferred stock were retired which decreased preferred stock and increased additional paid in capital by $65,600
o 473,233 shares of common stock were issued for services valued at $47,323 which increased common stock, additional paid in capital and retained deficit by $47,323
o $203,000 in redeemable preferred stock was retired which decreased redeemable preferred stock and increased additional paid in capital by $203,000
o $61,950 in subscription receivables were written off which decreased subscription receivable and increased additional paid in capital by $61,950

All restatements were as of December 31, 2001.

NOTE 6 - COMMITMENT

Olympic's offices are in the office of a director pursuant to an oral agreement on a rent free month to month basis.


NOTE 7 - SUBSEQUENT EVENTS

On January 5, 2004, Olympic's board of directors approved the following:

   o Cancel 666,500 common shares issued to the prior president for breach of contract; A settlement was reached in April 2004 whereby Olympic issued 65,000 shares of common stock to the former president and all parties agreed to a full release of all obligations on both sides
   o Issuance of 16,200,000 common shares to four individuals: 8 million to a director for $250,000 of debt; 8 million to a director for $100,000 of debt; 200,000 to two individuals for services
   o     1:8 reverse split of series C preferred stock
   o     Cancel 24,000 series C preferred shares
   o Add conversion feature to series D preferred stock; Up to 40,000 can be converted on a 25 shares of common for each preferred share basis when the Olympic obtains contracts with 100 broadcast affiliates

On February 17, 2004, Olympic issued 240,000 shares to four individuals for services.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes or disagreements with accountants on accounting and financial disclosures during the period of this report..

Item 8A.  Controls and Procedures

Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a - 15(e) under the Securities and Exchange Act of 1934. Based on the evaluation, our management, including the chief executive officer and the chief financial officer, concluded that as of the date of the evaluation our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required discloser. There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting during the period covered by this report. PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act of the Registrant

The following table sets forth the name, age and position held of each director and officer of Olympic Entertainment Group, Inc. during the period of this report:

Name                        Age       Position

Gregory A. McAndrews        57        President and Chairman
Kristi Q Litton             34        Secretary and Director
Jerry Engel                 72        Director
Kelly A. Valceanu           35        Director
Raymond Girard, Jr.         30        Director

Officers and Directors

Pursuant to the Bylaws, each director shall serve until the annual meeting of the shareholders, or until his or her successor is elected and qualified. It is the intent of the Company to support the election of a majority of "outside" directors at such meeting. The Company's basic philosophy mandates the inclusion of directors who will be representative of management, employees and the minority shareholders of the Company. Directors may only be removed for "cause". The term of office of each officer of the Company is at the pleasure of the Company's board. Former directors and officers were removed from office for cause by jury verdict on January 7, 2004 namely, Gregory A. McAndrews, Kristi Q. Litton, Jerry Engel, Kelly A. Valceanu and Raymond Girard, Jr. The new board of directors and at a board meeting in January 2004, elected Dominic Orsatti as President and John Holt Smith as Secretary.


BUSINESS EXPERIENCE OF CURRENT DIRECTORS AND EXECUTIVE OFFICERS

Dominic Orsatti

Dominic Orsatti is the founder of Get Smart USA, and he has been active in the Company since its formation in January 2000. He is the Chairman and Chief Executive Officer of Olympic Entertainment Group, Inc. Mr. Orsatti was a former Director of the Motion Picture Development Fund. He is a retired member of the Writers Guild of America and a previous member of the Producers Guild of America with over 25 years experience in educational film and television production and financing. While President of Orsatti Productions Inc., he was responsible for producing over 100 educational films and two best selling children's albums. Mr. Orsatti also produced promotions films for A&M Records' and new talent releases including Bill Withers' hit record "Lean On Me". He has received 18 educational film awards, including four gold medals and three silver medals fro the New York International Film and Television Festival, two Golden Babe Awards from the Chicagoland Educational Film Festival and a first place educational category Telly Award.

John Holt Smith

John Holt Smith is a partner of the law firm Kelly Lytton & Vann LLP. Mr. Smith is engaged in the practice of law representing broker-dealers, individuals and entities raising capital, as well as preparing private placements and subsequent public offerings in a multitude of industries, including medical services and supply, film development and production, restaurant and food service, high technology and Internet services.

Mr. Smith was formerly a partner in the Fort Worth, Texas firm of McDonald, Sanders, Ginsburg, Phillips, Maddox & Newkirk. As a partner, he handled significant loan, corporate, securities and real estate transactions. Mr. Smith later served as Vice President of the United States Trust Company of New York and in that capacity opened the Beverly Hills, California office of the company. Mr. Smith subsequently returned to the practice of law ultimately to head the securities department of the Los Angeles firm of Bushkin, Gaims, Gaines & Jonas. In that capacity Mr. Smith represented clients in the entertainment industry.

Mr. Smith holds two degrees from Vanderbilt University (B.A. 1963, LL.B. 1966); Mitchell Scholarship. He was admitted to bar, California, 1980; Tennessee, 1966; Texas, 1967. Mr. Smith was Law Clerk to the Honorable Weldon White, Supreme Court of Tennessee, 1966. Admitted to practice, United States District Court, Northern District of Texas. Practice Areas: Corporate Law, Mergers and Acquisitions, and Securities.

Stephen Henson

Mr. Henson is a founding partner of Henson & Company, a South Pasadena based CPA firm established in 1989. Mr. Henson has over 25 years of finance experience including five years spent supervising audits of large, medium and small publicly traded and privately held companies for the international accounting firm of Arthur Young and Company, principally in the high tech industry. Mr. Henson has also served as chief financial officer to public and closely held enterprises. He is a graduate of the University of Southern California with a BS in Accounting. Mr. Henson participates in numerous volunteer activities for the benefit of children in his community, ranging from PTA committee chairman to administration of various youth sports programs, giving him a keen understanding of the needs of children and their teachers.

Item 10. Executive Compensation

The table below sets forth the payroll and consulting compensation for fiscal 2003 for the executive officers and directors of the Company.

Name of Individual        Capacities in Which Served            Compensation
------------------        --------------------------            ------------
Gregory A. McAndrews      President and Chairman of the Board       $-0-
Kristi Q Litton           Secretary and Director                    $-0-


Item 11. Security Ownership of Certain Beneficial Owners and Management

As of December 31, 2003 there were 3,002,785 Shares outstanding. The following tabulates holdings of Common Shares of the Company by each person who, subject to the above, are holders of record or are known by Management to own beneficially more than 5% of the Common Shares and, in addition, by all directors and officers of the Company individually and as a group.


                             Table I - Common Stock
                             ----------------------

Name and Address             Number of Shares of               Percentage
of Beneficial Owner          Common Stock Owned(1)(2)(3)       of Ownership
-------------------          --------------------------        ------------

Gregory McAndrews                660,000                           22%
Or
Acquicorp, Inc.
                                -----------                       ------
                                 660,000                           22%

All Directors and Officers as a Group    1

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

(3) The 660,000 shares issued to Gregory A. McAndrews & Associates and/or Acquicorp, Inc. were cancelled in January, 2004, by action of the Board of Directors pursuant to the judgment of the court voiding the contracts Acquicorp obtained by fraud.

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

                      Table 2 - Series "B" Preferred Shares
                      -------------------------------------


                             Number of Series "B"        Percent of
Name and Address             Preferred Shares(1)           Class
----------------             -------------------           -----
None                                None                   None


(1) The board and a special meeting of shareholders voting more than a majority of the shares outstanding has voted to revoke all Series "B" Preferred Shares.

                      Table 3 - Series "C" Preferred Shares
                      -------------------------------------

                             Number of Series "C"        Percent of
Name and Address             Preferred Shares(1)           Class
----------------             -------------------           -----

None                                None                   None

(1) The board and a special meeting of shareholders voting more than a majority of the shares outstanding has voted to revoke all of the Series "C" Preferred Shares.

                      Table 4 - Series "D" Preferred Shares
                      -------------------------------------

                             Number of Series "D"        Percent of
Name and Address             Preferred Shares(1)           Class
----------------             -------------------           -----

Dominic Orsatti                  98,000                   100%

Item 12 Certain Relationships and Related Transactions

Item 13. Exhibits, Financial Statements, and Reports on Form 8-K

(a) Financial statements are filed with this report as pages F-1 through F-6.

(b) Reports on form 8-K

     Form 8-K filed on

(c)  Exhibits

     99.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES



Olympic Entertainment Group, Inc.

By:  /s/ Stephen Henson                              Date: April 30, 2004
-------------------------------

          Chief Financial Officer

NAME & POSITION

By:  /s/  Dominic Orsatti                            Date: April 30, 2004
-------------------------------
          Dominic Orsatti
          President