Form 10KSB/A
period 2003-12-31
OLYMPIC ENTERTAINMENT GROUP INC /NV/
filed 2004-05-06
CIK 934646

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                AMENDMENT NO.1 TO
                                   FORM 10-KSB


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

(b) Reports on form 8-K

    Form 8-K filed on

(c) Exhibits

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company

31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1     Section 906 Certification by Chief Executive Officer

32.2     Section 906 Certification by Chief Financial Officer

SIGNATURES



Olympic Entertainment Group, Inc.

By:  /s/  Stephen Henson                             Date: May 6, 2004
-------------------------------
          Chief Financial Officer

NAME & POSITION

By:  /s/  Dominic Orsatti                            Date: May 6, 2004
-------------------------------
          Dominic Orsatti
          President