Form 10QSB
period 2004-03-31
OLYMPIC ENTERTAINMENT GROUP INC /NV/
filed 2004-05-21
CIK 934646

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                    Commission file number
    March 31, 2004                                             33-87714


                        OLYMPIC ENTERTAINMENT GROUP, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Nevada                                            88-0271810
----------------------------                         -----------------------
(State of other jurisdiction                         (IRS Employer
of incorporation)                                    Identification Number)


416 South Pecos Road, No. 20 Las Vegas, NV                              89121
--------------------------------------------------------------       ----------
 (Address of principal executive offices)                            (Zip Code)

Registrant's telephone number:  (702) 734-1714
                                --------------

         Securities registered pursuant to Section 12(b) of the Act:

  Common Stock $0.01 Par Value                                NONE
  ----------------------------                       ----------------------
         (Title of Class)                            (Name of Each Exchange
                                                       on which Registered)

         Securities registered pursuant to Section 12 (g) of the Act:

   Common Stock $0.01 Par Value                               NONE
   ----------------------------                      ------------------------
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

         (1)      Yes  X   No               (2)      Yes  X   No
                     -----   ----                       -----   -------

The number of shares of the Common Stock of the registrant outstanding as of March 31, 2004 was 19,737,785.


Documents incorporated by reference:                 NONE
------------------------------------

                         PART I - FINANCIAL INFORMATION
Item 1.



                        OLYMPIC ENTERTAINMENT GROUP, INC.
                                  BALANCE SHEET
                                 March 31, 2004





ASSETS                                                             $         -
                                                                   ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable                                               $     3,435
    Officer advances                                                    86,524
                                                                   -----------
    Total current liabilities                                           89,959
                                                                   -----------

Commitment

STOCKHOLDERS' DEFICIT

    Preferred stock, $.01 par value, 5,000,000
       total shares authorized:
       - 10% cumulative convertible, $.01 par value,
         650,000 shares authorized, none issued and
         outstanding, liquidating preference $1 per share                    -
       - convertible, 40,000 shares authorized, none issued
         and outstanding, liquidating preference $10 per
         share (Series C)                                                    -
       - convertible, 98,000 shares authorized, none
         issued and outstanding, liquidating preference
         $3 per share(Series D)                                              -
    Common stock, $.01 par value, 20,000,000 shares
       authorized, 19,737,785 shares issued and outstanding            197,380
    Additional paid in capital                                       4,787,836
    Accumulated deficit                                             (5,075,175)
                                                                   -----------
       Total Stockholders Deficit                                      (89,959)
                                                                   -----------
       TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT                  $         -
                                                                   ===========

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                             STATEMENTS OF EXPENSES
                   Three Months Ended March 31, 2004 and 2003



                                                   2004              2003
                                                -----------       ----------
General and administrative expense              $   618,087       $    4,300
Interest expense                                          -            9,253
                                                -----------         ----------
       NET LOSS                                 $  (618,807)      $  (13,553)
                                                ===========       ==========

Basic and diluted net loss per common share     $      (.03)      $     (.00)
Weighted average common shares outstanding       18,721,082        3,298,544

                                         OLYMPIC ENTERTAINMENT GROUP, INC.
                                             STATEMENTS OF CASH FLOWS
                                    Three Months Ended March 31, 2004 and 2003


                                                   2004                2003
                                                -----------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                    $  (618,087)         $(13,553)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
      Stock issued for services                     613,052                 -
      Changes in:
        Accounts payable                             3,435                  -
                                                -----------          --------
NET CASH USED IN OPERATING ACTIVITIES              (  1,600)          (13,553)
                                                -----------          --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Advances by an officer                            1,600            13,553
                                                -----------          --------
NET CHANGE IN CASH                                        -                 -

CASH BALANCES
    -Beginning of period                                  -                 -
                                                -----------          --------
    -End of period                              $         -          $      -
                                                ===========          ========

Non-Cash Disclosures:
    Stock issued for accounts payable and
      accrued expenses                          $   373,949          $      -

                        OLYMPIC ENTERTAINMENT GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Olympic Entertainment Group, Inc. ("Olympic") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Olympic's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2003 as reported in the 10-KSB have been omitted.


NOTE 2 - EQUITY

Preferred Stock
---------------

In 2004, the sole holder of preferred stock agreed to return his 98,000 preferred shares to Olympic. The shares were subsequently canceled.

Common Stock
------------

In the first quarter of 2004, the following shares were issued:
    o 16,000,000 shares to two officers of Olympic; 6,799,072 were issued for accounts payable and accrued expenses totaling $373,949; 9,200,928 were issued for compensation totaling $506,051
    o    440,000 shares to 4 consultants for services totaling $107,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Management's Financial Review should be read in conjunction with the accompanying unaudited financial statements and our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which include additional information about our accounting policies, practices and the transactions that underlie our financial results.

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

Should the Company be unsuccessful in seeking a financial partner, it would seek to reorganize its debt and to seek relief under the protection of the Bankruptcy Court.

Comparison of 2004 to 2003

The Company's activities of 2004 and 2003 consisted of attempting to find a financial partner to avoid filing for bankruptcy.

Comparison of 2004 through 2003

The Company's activities from 2003 through 2004 were to find a financial partner. Until January 1, 1998, the Company developed products, licensed cable affiliates and negotiated acquisitions of rights to various children's television programs. Revenues were down in 1998 versus 1997 due to the fact that cable affiliates did not renew their license agreements when all specified conditions had been met. The Company ceased licensing and other activities in June, 1998.

Capital Resources & Sources of Liquidity in 2004 and 2003:

During 2003 and 2002, working capital remained inadequate due to lack of activity. The Company was maintained by Gregory A. McAndrews, who acted as the president and a director.

Until January 1, 1998, cash requirements were for operating expenses, primarily labor and general and administrative expenses, and for the acquisition of rights to additional television series licensing.

Major customers

The Company had no major customers in 2004 and 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(A)  MARKET INFORMATION

Our common stock began trading on the OTC-Bulleting Board April, 1996 under the symbol OYMP. The stock currently trades under OYMP. There is a limited trading market for our common stock and a regular, more active trading market may not develop, or if developed, may not be sustained. Therefore, in all likelihood, a shareholder may only be able to resell a relatively limited number of shares in any single trading day. On April 27 , 2004, the latest reported sales price of our common stock was $ .18 per share and the volume of shares bought and sold was reported to be 5,000 shares.

The overall risks to our business include changes in governmental policies, and other political or economic developments. These developments may lead to tax or other policies which may adversely impact our business.


PART II

ITEM 4. CONTROLS AND PROCEDURES

The Company's management carried out an evaluation (the "Evaluation"), as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), with the participation of our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-Q.

Based upon the Evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Olympic Entertainment Group, Inc. required to be included in our Exchange Act reports filed with the SEC. In addition, there were no changes in our internal control over financial reporting identified in connection with the Evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5. OTHER INFORMATION

None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) Reports on form 8-K

        Form 8-K filed on May 13, 2004

(a) Exhibits

        Accountants' Acknowledgement

        Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        Certification by the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        Certification by the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Olympic Entertainment Group, Inc.

By:  /s/  Dominic Orsatti                               Date: May 20, 2004
-------------------------------                              -----------------
          Dominic Orsatti
          Chairman

NAME & POSITION

By:  /s/  Dominic Orsatti                               Date: May 20, 2004
-------------------------------                              -----------------
          Dominic Orsatti
          Chairman

By:  /s/  Stephen Henson                                Date: May 20, 2004
-------------------------------                              -----------------
          Stephen Henson, CPA
          Principal accounting
          & financial officer