Form 10KSB
period 2004-05-31
EXAM USA, INC.
filed 2004-10-13
CIK 934646

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MAY 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-32849

EXAM USA, INC.

(Name Of Small Business Issuer In Its Charter)

Nevada	88-0271810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5902 Bolsa Avenue, Suite 108, Huntington Beach, California 92649

(Address Of Principal Executive Offices)

ISSUER’S TELEPHONE NUMBER: (714) 895-7772

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
N/A	N/A

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

COMMON STOCK, PAR VALUE $0.01

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☒     NO   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

State issuer’s revenues for its most recent fiscal year $ 17,862,976.

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of September 24, 2004:  Common stock, $0.01 par value:  $3,000,221

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under plan confirmed by court.    YES  ☐    NO  ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

2,000,147 Shares as of voting common stock as of September 24, 2004

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format:    YES   ☐    NO   ☐

EXAM USA, INC.

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED MAY 31, 2004

PART 1

Forward Looking Statements

This Annual Report on Form 10-KSB of Exam USA, Inc. (“Exam” or “we”) contains forward-looking statements that are not based on historical facts and are based on current expectations that are subject to various risks and uncertainties, as well as assumptions that, if they do not materialize or prove incorrect, could cause our future results to differ materially from those expressed or implied in such forward looking statements.  All statements other than historical facts are statements that are or could be deemed forward-looking statements, including, without limitation any future results of operations, plans or strategies or relating to future economic or industry conditions. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” under Part I, page 8 or that are otherwise described from time to time in our reports filed with the Securities and Exchange Commission after this Annual Report.  Exam assumes no obligation to update any forward looking statements to reflect events that occur or circumstances that may arise after the date as of which they are made.

ITEM 1. DESCRIPTION OF BUSINESS

The Company; Corporate History

We were originally incorporated in Nevada on May 21, 1987, under the name Olympic Entertainment Group, Inc.  We were formed to finance, produce, co-produce and distribute motion pictures and television shows and pursued various opportunities through 1993, when our management decided to focus upon the development of a cable television network for the distribution of children’s nonviolent television programming. From 1993 through 1995 we developed this concept and in 1995, launched the Children’s Cable Network. Although we had some early success through 1997, we ceased operating in June 1998.  We were a non-operating company from that time until June 2004.

On June 3, 2004, we entered into a Stock Exchange Agreement (the “Agreement”) with Exam USA, Inc., a Delaware corporation (“Exam Delaware”), which provided for a tax-free share exchange under Section 368(a)(1)(B) of the Internal Revenue Code. Such transaction was accounted for as a reorganization.  Pursuant to the agreement, all of the 10,300 shares of outstanding common stock of Exam Delaware were acquired in exchange for 1,800,000 shares of Olympic Series E Convertible Preferred Stock.  The shares of Series E Convertible Preferred Stock are convertible into 18,000,000 shares of our common stock, representing approximately 95% of our outstanding voting power.  Effective August 9, 2003, we changed our name to Exam USA, Inc.  We have a wholly-owned subsidiary, Exam Co. Ltd, a corporation formed and existing under the laws of Japan.  Our subsidiary is an operating entity, which presently owns and runs five (5) pachinko stores and one karaoke store.  We also operate two small restaurants.

At various places in this report, we may make reference to “Exam” or the “company” or “us” or “we.”  When we use those terms, unless the context otherwise requires, we mean Exam USA, Inc. and its operating subsidiary, Exam Co. Ltd.

To our knowledge, Exam is the only publicly traded company in the United States focused solely on the pachinko industry in Japan

We are traded on the NASD Over-the-Counter Bulletin Board under the ticker symbol EXMA.

We also own a 50% equity interest in Daichi Co., Ltd., an entity whose sole business is to procure tobacco products for us.  The remaining 50% ownership is held by three of our shareholders and directors as follows:

Yoneji Hirabayashi	10% equity ownership
Shininchi Hirabayashi	20% equity ownership
Akinori Hirabayashi	20% equity ownership

Our domestic headquarters are located in Huntington Beach, California.  Our mailing address is 5902 Bolsa Avenue, Suite 108, Huntington Beach, California 92649.  Our telephone number is (714) 895-7772.  Copies of materials that we file with the SEC are available at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  The telephone number for the Public Reference Room is (900-SEC-0330).  The SEC maintains an Internet site at http://www.sec.gov that contains our reports, proxy and information statements, and certain other information relating to Exam.

Our Pachinko Business

Originally founded in 1956 by Mr. Yoneji Hirabayashi as a dining room to which was later added a hotel, the Company was first incorporated as Kisorin Inc. in 1969 and renamed “Exam” in 1999.  The company opened its first pachinko store called “Komaki Jambo Kaikan” in 1973.  Pachinko’s popularity has been on the rise since then and we have opened four additional stores to date.  Four stores are located in the Aichi prefecture in Mid-Japan and one store is located in the Tochigi prefecture just north of the Greater Kanto Area in Japan.  Seeking to expand our business operations, we have also established one karaoke store.  Our stores are strategically located in areas that are convenient and accessible to local residents, and our stores are also known by our customers to be clean, attractive and comfortable.  Our growth has been driven by the successful addition of new stores and enhancements to the operational efficiency of existing locations.  We are led by a seasoned executive management team with decades of experience and accumulated industry knowledge.

Unlike small stores operated by smaller “mom-and-pop” operators, EXAM’s facilities are upper scale, featuring a selection of the latest pachinko and pachislo machines at each center.  EXAM’s stores are known by its patrons to be clean, attractive and comfortable, resulting in greater customer loyalty and store competitiveness.

EXAM’s Existing Pachinko Store Statistics

•              Average gross wagers per sq. m: $2,883

•              Average gross wagers per machine: $86,751

•              Average number of machines per store: 454 machines

•              Average annual revenue per machine: $ 8,401

•              Average age of each store: 14.6 years

•              Average number of employes per store: 27

The Industry

Introduction to Pachinko

Pachinko is believed to have originated in Japan in the 1920s based on a vertical pinball-like device called the Corinthian Game that was imported into Japan from the U.S.  Pachinko is a game in which players insert steel metal balls about 3/8” in diameter into a vertical machine that resembles a Western slot machine.  The machine features pins that guide the direction of the balls into one of several slots in the machine.  Certain slots release more balls while other slots capture the ball.  The machines also have an automatic ball feeder that allows the player to quickly release balls into the machine.  The player using a round knob at the bottom of the machine, thereby adding an element of skill to the game, controls the speed at which the balls are released into the machine.  Pachinko machines today also feature digital displays in the background that resemble slot machines.  The digital display is activated when the balls touch certain areas within the machine and allow the player to win extra balls.  Balls are traded for prizes, such as cigarettes, candy, and other merchandise, or a “special prize” which can be exchanged for money.

Pachislo machines, similar to Western slots, are also typically found in pachinko stores.  The key difference between a pachislo machine and Western slot machines is that the player, therefore featuring a certain degree of skill as well as chance, stops each reel individually.  Another difference is that pachislo machines do not offer the big “jackpot” payouts paid by Western slot machines.  Similar to the machine’s low token retention (“hold”) rate, payouts are also kept modest, to conform to Japan’s strict regulations regarding speculative entertainment activities.

The Gaming Experience

A customer entering a modern Japanese electronic gaming store who wishes to play Pachinko or Pachislo would either approach a machine and insert cash directly into a computer monitored bill reader or purchase a prepaid magnetic card from one of several vending machines located around the gaming floor which is then inserted into the machine’s reader.  In either instance the machine dispenses a specified number of balls into the machine’s loading tray or payout tray at a posted price per ball. The player then plays the game and, if successful, collects his or her winnings in plastic bins provided by the store by manually releasing a trap at the base of the machines collection tray. When he or she is finished gaming, the customer transfers the filled bins to ball or token counting machines which automatically supply the customer with a magnetic or paper receipt for the number of balls or tokens collected. The customer then presents the receipt at the redemption counter which offers the customer a choice of credit towards retail goods sold by the store or a “special prize” that can be sold for money at a special prize exchange station located within close proximity to the pachinko store (see “The Tri-Party Transaction” below).

Ball/Token Redemption

The redemption of balls or tokens is at a lower price per ball/token than the buy-in.  On average, the buy-in for pachinko balls is 4 yen per ball while the redemption rate ranges from 2.75 to 3.75 yen per ball among some of our main competitors.  Our redemption rate is about 3.33 yen per ball for our established stores. Our competitors’ rate allows their store to profit while giving their players a typical payout ratio of between 120% and 130% thereby giving the player the feeling that he or she has had a winning session.  As a result, the store’s net revenues on total gross wagers are determined by a combination of the hold percentages set on the machines and the ball/token redemption ratio.  As in Western style casinos, a “looser” machine (one with a lower hold percentage) will increase the amount of time that a player will play without losing all of his or her investment, and result in a lower player velocity for the store.  In order to remain profitable under such a scenario, the store must modify its ball/token redemption ratio to offset the low hold percentage on the machines.  Smaller stores typically employ this business model.  In contrast, better established, dominant properties with significant customer traffic offer the player higher redemption rates on “tighter” machines (higher hold percentages).  Under this configuration, player velocity is increased as players either lose more quickly or increase their level of wagers in order to fill the same amount of playing time.  Adjusting this all-important mix correctly is of critical importance in maximizing profitability and is the hallmark of an experienced operator.  The advancements in IT infrastructure for pachinko operations allow pachinko operators to monitor the profitability of each machine in accurate detail and in real-time.

While balls and tokens can be redeemed for various prizes such as candy, cigarettes, consumer electronics and certain luxury items, the vast majority of the redemptions are for a “special prize”.  The concept of the ‘special prize’ has existed for decades in the Pachinko business, although in later years it has become significantly more refined.  Under Japanese law it is not permissible to exchange pachinko balls or slot machine tokens for currency, gold, or securities.  As a result, the Japanese pachinko industry has established the tri-party transaction system whereby customers could exchange balls/tokens for certain objects of nominal value which acted as a mode of exchange between the store, the customer, and a completely unrelated business entity that would accept the object from the customer in exchange for cash.

The Tri-Party Transaction

The three parties involved in the Tri-Party Transaction are (i) the casino/store, (ii) the prize buyer (“Kaitori-Gyosha”), and (iii) the prize wholesaler (“Nonyu-Gyosha”).  Each of the parties must be completely unrelated to the others, both legally and economically, in order to avoid a violation of the law.

Diagram of the Tri-Party Transaction

Each pachinko store maintains an arms-length ad hoc relationship with a prize wholesaler, pursuant to which the prize wholesaler agrees to cause the ‘special prizes’ to be manufactured and sold to the store and the store agrees to purchase ‘special prizes’ from the prize wholesaler each day in order to maintain sufficient inventory.  The prize wholesaler and buyer have a similar ad hoc relationship to which the store is not a party.  The third component of the tri-party transaction is the relationship between the store customer and the prize buyer.  The buyer maintains a freestanding or leased facility nearby the store consisting of a manned window. A customer possessing ‘special prizes’ will exit the store and exchange them for a like amount of cash at the prize buyer’s window, having successfully completed the gaming experience.

All receipts from the store are removed daily from the prepaid card vending machines and pachinko/pachislo machines and deposited, either directly on a normal business day or by lock-box if banks are closed, at the store’s bank.  At the opening of each business day, the store wires from its account to the account of the prize wholesaler, an amount roughly aggregating the value of the ‘special prizes’ that the wholesaler has acquired from the prize buyer representing trade during the previous day plus a commission.  The wholesaler uses the proceeds to purchase the special prizes from the buyer, also with a commission agreement.  Thus the special prizes make the triangular, and legally permissible trip from the store, to the prize buyer, to the wholesaler, who then sells an inventory of special prizes back to the store.

 The tri-party transaction is explicitly designed and regulated to be in compliance with Japan’s Letter of the Law Concerning Regulation and Rationalization of Businesses Affecting Public Morals.  Insofar as the store operator has no contractual relationship with the prize buyer, and is economically and legally indifferent to the buyer’s business activities, the store operator is effectively removed from two of the three prize exchange transactions and the store operator is involved only in the purchase of special prize inventory from the prize wholesaler.  Thus, given the form of the prize exchange system and assuming the independence of the three parties, as both a legal and economic matter, the tri-party transaction has been designed by the industry and the regulators specifically to preclude a violation of the law.

The Japanese Pachinko Industry

Pachinko, along with public lotteries and horse, motorboat, and cycle racing, is one of the key segments of the Japanese gaming industry.  Pachinko and its variants, including pachislo, account for more than two-thirds of total wager volume in Japan.  Generating an estimated $250 billion in gross wagers per annum and employing over 337,000 employees, the Japanese pachinko industry is larger than even the country’s automobile industry, and is, by far, the largest service industry sector in Japan.  Pachinko is the most popular source of leisure and entertainment, (including dining), in Japan and a regular component of the Japanese lifestyle.  In a country with a population of 127 million, an estimated 40 to 50 million Japanese play pachinko while an estimated 25 million people play on a regular basis.  While pachinko was traditionally played primarily by males of legal gambling age (18 and over), pachinko has grown to appeal to Japanese women as well.  To cater to the significant number of female players, many stores now feature refrigerators in which housewives can temporarily place their purchased groceries while they play and feature prizes, like brand-name purses, that appeal to women.

Some key statistics pertaining to the Japanese pachinko industry are listed below:

•                                          A total of 6,100 operators operate approximately 17,200 stores housing an estimated 4.7 million pachinko and pachislo machines.  The industry generates annual gross wagers of approximately $250 billion, or an average of $15.6 million per store. (Source: Ace Research Institute, ibizcube Japan Ltd.)

•                                          The industry employs an estimated 337,000 people compared to 350,000 employed by the entire U.S. casino industry.  (Source: Ace Research Institute)

•                                          Approximately 26% of adults (approximately 25 million people) in Japan are regular customers of the Japanese electronic gaming industry. (Source: The Leisure and Development Center)

•                                          The Japanese pachinko industry represents over one-third of all spending on entertainment making it one of the largest in international gaming markets and one of the largest sectors of the Japanese economy.  (Source: Japanese Ministry of Economy, Trade and Industry)

•                                          Pachinko is enjoyed by a growing number of women, who currently represent over 20% of all players. On average, women frequent pachinko stores three times a week and spend 29,000 yen per visit, about 2,000 yen more than men.  (Source:  Tokyo-based Yano Research Institute Ltd.)

As illustrated in the figure below, the pachinko industry dwarfs other service sectors within Japan.  Due to the importance of pachinko to Japan’s economy both as a source of employment for over 337,000 people and a significant contributor to the country’s annual tax revenues, the government of Japan has made a conscious effort to establish and enforce laws to protect consumers, rid criminal elements and raise the public image of the pachinko industry.

Despite its relatively lower international profile, compared to the gaming industry in the United States, the Japanese pachinko industry is comparable in size to the entire U.S. casino industry, whose publicly listed companies alone represent well over $25 billion in public equity value.

Comparison of the Japanese Pachinko and U.S. Casino Industries

Item	Japanese Pachinko Industry	U.S. Casino Industry
Gaming Revenues*	$34.2 Billion	$28.1 Billion
Number of Players	40 to 50 million (25 million regulars)	53 million
Employees	337,000	350,000

* Wagers less payouts

Another characteristic of the Japanese pachinko industry that makes its attractive to both operators and investors is its relative imperviousness to economic trends.  In fact, pachinko stores have actually been known to perform better during economic recessions as individuals seek ways to supplement their incomes.

Further evidence of the magnitude of the Japanese pachinko industry are the leading Japanese pachinko/pachislo machine manufacturers, including Sankyo Co., Sammy Corporation, Heiwa Corporation, Sigma Gaming, and Konami Co., have grown to become some of the largest publicly listed companies in Japan.

Pachinko Operator Landscape

The Japanese pachinko industry is highly fragmented, with an estimated 6,100  operators and 17,200 stores housing 3.9 million pachinko machines and 767,584 pachislo machines throughout the country.  The largest operator is Dynam Co., Ltd. which has approximately 200 stores throughout Japan, with the next largest operator being Maruhan Co., Ltd which has approximately 120 stores.  Smaller stores average 100 to 200 machines while larger stores, such as those belonging to the Company, have 500 or more machines.  The pachinko industry has been revolutionized over the last several years with enhancements to pachinko and pachislo machines and information technology that allows operators to capture comprehensive, real-time data on the performance and usage of each individual machine.  Pachinko machines have largely been converted to a digital format that features a digital slot machine-like screen in the background that enhances the playing experience and winnings potential for the customer.  These enhancements to machines and IT infrastructure have increased the capital expenditures required to establish and maintain a modern pachinko facility.  As a result, the yet highly fragmented pachinko industry is experiencing a consolidation trend as smaller stores, who lack the financial resources to make such enhancements, are being put out of business by larger competitors, such as Exam with greater financial, staff and other necessary resources and operational experience.

Regulatory Matters

The criminal law of Japan essentially prohibits gambling organized by private entities.  However, pachinko is considered part of the leisure industry, which is exempt from the prohibition against gambling.  Pachinko is regulated by the Japanese National Police Agency (“NPA”), through the prefectural police departments, which has taken the stance that pachinko is not gambling but simply a “reasonably speculative form of pastime.”  Pachinko regulations fall under the Act Regulating Adult Entertainment Business and the ministerial ordinances and regulations thereunder.  Customers must be at least 18 years of age.  Pachinko stores are open seven (7) days a week; however, are not permitted to operate between the hours of 11 p.m.  to 9 a.m.  Also, customers are forbidden from taking pachinko balls from the stores and therefore ‘rent’ the balls with which they play.

Most important of the regulations is the law forbidding pachinko stores from giving cash or securities as a prize or repurchasing prizes for cash or securities.  In addition, there exist a number of other regulations such as requirements regarding qualifications to obtain pachinko store operating licenses, machine designs and payout ratios and regulations pertaining to the pachinko store facilities themselves.  Although law in Japan prohibits casino gambling, a statutory system of laws has been established that allows pachinko operators to provide gaming services to its customers.  (See “The Tri-party Transaction” above)

In previous years, questionable business practices, tax evasion, and crime associated with the electronic gaming industry gave the industry a negative public image.  However, over the last fifteen years, the growing magnitude and importance of pachinko to the Japanese economy spurred the government and industry associations to step in to establish strict regulations, remove criminal elements and improve the public image of the pachinko industry.  The regulation effort has been highly successful and has been of one the principal catalysts for the growth of large operators in the industry as well as the involvement of major companies from such traditional industries as trading, supermarkets and railroads.  In addition, foreign corporations and investors have taken interest in Japanese pachinko operations due to the profitability and financial stability of their operations.  For instance, in 2001, BS Group, a UK corporation, purchased a stake in leading pachinko operator, Tokyo Plaza, who runs about 20 stores in Japan, and established its own pachinko stores in the United Kingdom.  Due to the success of these reform efforts during the last two decades, the Japanese pachinko industry has evolved to become an integral part of the entertainment sector of the Japanese economy and an important contributor to the Japanese economy.

Police involvement is especially important in the tri-party transaction system of the Japanese pachinko industry.  To better regulate pachinko operators and provide greater protection from criminal influences, many police union retirees have been hired to work in the prize buying and wholesaling operations.  Due to the importance of regulating this critical aspect of the Japanese electronic gaming industry as well as the significance of the commission income from these operations to economic well-being of such police retirees, the NPA issued a report in October 1994 officially endorsing the existing prize exchange mechanism and required that a portion of the proceeds from such systems be dedicated to social welfare programs.

Regulatory Bodies Overseeing the Japanese Pachinko Industry

Regulatory Body	Regulatory Function performed
National Public Safety Commission (NPSC) & Prefectural Governments	Granting licenses and permits required to operate pachinko stores

The NPSC regulations contain technical standards for pachinko games. These standards describe attributes of a pachinko game that are deemed to stir up the gambling spirit. Thus, they define the outer limits for how pachinko machines may legally operate.

Supervises the National Police Agency (NPA) which implements the policies set by the NPSC and oversees the prefectural police agencies

Prefectural Public Safety Commission (PSC)	Hearing disciplinary actions against licensees and taking action against the licenses through by revoking the license or suspending the pachinko license for up to six months

Investigating the suitability of applicants for pachinko licenses or other permits that may be required for a person or business entity to be associated with the pachinko industry

Local (prefectural) police are included in the PSC and are responsible for enforcing the laws related to pachinko operations

Prefectural Police & Metropolitan Police Department (MPD)	Enforcement of the pachinko operating laws and regulations through observation and investigation

NPSC & Security Electronics and Communications Technology Association (SECTA)	Examination and approval of electronic gaming devices

Ministry of Justice Law Department in MPD	Legal advice and services.

Our Employees and Consultants

As of September 1, 2004, we had 43 full-time employees and 116 part-time employees. Our employees are not represented by a collective bargaining organization. We believe our relationship with our employees is good.

Risk Factors

Our industry is subject to intense competition from a number of other store operators

There are a total of approximately 17,200 pachinko stores in Japan, which are run by approximately 6,100 operators.  We have several established competitors in each of our current and target geographic markets.

Some of these competitors have comparable or greater financial and other resources than we do and, therefore, they may be able better attract customers by updating their stores and pachinko machines, and through increased marketing efforts.

Changes in the government regulations pertaining to the gaming and pachinko industries could adversely affect our business

The Japanese pachinko industry is regulated by a system of laws created and enforced by various national and prefectural government entities.  Although casino gambling is legally forbidden in Japan, pachinko has been designated as a non-gambling form of adult entertainment.  The tri-party exchange system, established as an indirect mechanism for providing cash prizes without transgressing anti-gambling regulations, is permitted but highly regulated.  However, changing government regulations regarding the definition of pachinko as a ‘non-gambling’ activity and/or restrictions regarding the indirect awarding of cash or similar prizes may have a significant impact on pachinko operators in continuing normal business operations.

We may not be able to obtain the capital required for us to maintain our existing facilities and achieve our expansion goals.

Our expansion plans to open additional stores will require substantial capital commitments and outlays to acquire land rights, construct new buildings, purchase machines and related equipment, hire operational personnel and procure other resources associated with establishing new pachinko stores.  We have received most of our financing to date from paid in capital from founders and existing shareholders, bank loans and cash flow from the operation of our existing business.  As we expand, our capital requirements will increase.  If for any reason we are unable to meet our capital requirements, we will be unable to attain our expansion plans, which could adversely affect or ability to compete and our financial results.

We need to enhance our internal controls in order in ensure the accuracy of our financial reporting.

Our auditors have advised us of certain significant internal control deficiencies that they consider to be, in the aggregate, a material weakness, including, inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting matters; failure to perform timely reviews, substantiation and evaluation of certain general ledger account balances; lack of procedures or expertise needed to prepare all required disclosures; and evidence that employees lack the qualifications and training to fulfill their assigned functions.  Our auditors indicated that they considered these deficiencies to be a material weakness as that term is defined under standards established by the American Institute of Certified Public Accountants. We considered these matters in connection with the year-end closing of accounts and preparation of financial statements as and for the year ended May 31, 2004 and determined that no prior period financial statements were materially affected by such matters.

In response to the observations made by our auditors we will proceed more expeditiously with our existing plan to enhance our internal controls and procedures, which we believe addresses each of the matters raised by our auditors.

We enhanced our internal control procedures in January 2004 by adding a part-time dedicated Chief Accounting Officer (“CAO”) to our principal executive offices in Huntington Beach, California.  We are evaluating the need to supplement our CAO with additional assistance.  Our CAO is responsible for preparing a disclosure control and reporting package.  We need to establish a written policies and procedures manual over internal controls of accounting and financial reporting.  We also need to incorporate preparation of an annual budget and report budget-to-actual analyses on an annual and quarterly basis.

An active trading market may not develop for our common stock, which make it difficult for shareholders to sell their shares of our stock.

Our shares of common stock are publicly quoted on NASD over-the-counter bulletin board system.  Securities listed on the OTC bulletin board generally have less trading volume and institutional market support and therefore may be susceptible to greater fluctuations in price and have a lower degree of liquidity than shares listed on a larger exchange, such as the NASDAQ or NYSE.  Ownership of our common stock is highly concentrated and the daily trading volume does not yet provide significant liquidity.  Trading may be difficult due to the limited public float, narrow base of shareholders and the lack of an institutional market-maker to provide liquidity and pricing support for the Company’s stock.

Our common stock is subject to penny stock regulation, which may affect its liquidity.

Our common stock is subject to regulations of the Securities and Exchange Commission (the “Commission”) relating to the market for penny stocks. Penny stock, as defined by the Penny Stock Reform Act, is any equity security not traded on a national securities exchange or quoted on the NASDAQ National or Small Cap Market that has a market price of less than $5.00 per share. The penny stock regulations generally require that a disclosure schedule explaining the penny stock market and the risks associated therewith be delivered to purchasers of penny stocks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. The broker-dealer must make a suitability determination for each purchaser and receive the purchaser’s written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures, including the actual sale or purchase price and actual bid offer quotations, as well as the compensation to be received by the broker-dealer and certain associated persons. The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit your ability to sell your securities in the secondary market.

Our common stock may experience extreme price and volume fluctuations

Due to the limited trading volume and public float, the concentration of share ownership, and the lack of market-makers in the Company’s stock, attempts to buy or sell a substantial number of shares could result in significant market price fluctuations.

Our management controls a substantial percentage of our outstanding voting securities.

Our management, together with family members, control approximately 90% of the outstanding voting control of our company. Consequently, it would be almost impossible for a third party to obtain control of our company, or influence our day-to-day operations.

ITEM 2. DESCRIPTION OF PROPERTY

We sublease approximately 500 square feet in Huntington Beach, California, for our domestic executive offices.  The lease requires monthly rental payments of $1,000, and has a term that expires on June 30, 2005. Subject to the sublessor’s ability to keep the underlying lease in effect, we have an option for an additional year at a price to be mutually agreed upon.  Our lessor under this lease is a corporation that is controlled by Mr. Miyano, a director of our company.

Our operating subsidiary in Japan leases its head office from two individuals under separate leases, one of whom is Mr. Yoneji Hirabayashi.  The aggregate monthly rent through May 31, 2004 for the head office was $3,919, of which $3,584 per month was paid to Mr. Hirabayashi.  The lease with Mr. Hirabayashi has a remaining term through May 31, 2005, at a new monthly rental of $1,792 while the other lease is month to month.

With respect to our five pachinko stores, we own the buildings; and land upon which they are built is a combination of owned and leased. The following is a summary of our pachinko store locations:

	J’s Club	Inuyama	K’s Club	Kamikawa	Jimokuji
Opening date	1973	1974	1996	2001	2003

Address	426-1 Jisaimae, Komakibarashinden Komaki-shi, Aichi-Ken	1300-1 Maekawada, Uenoada, Inuyama, Aichi-ken	8 Kogita, Oguchi-cho, Niwa-gun, Aichi-ken	2542-4 Kitahara, Kamikawa-cho, Kawachi-gun, Tochigi-ken	Aichi-ken36-2 ChanokidaJinmokaza JimokujichoOoaza AmagunAichi-ken

Land status	Leased	Leased and owned	Leased and owned	Leased	Leased
Building status	Owned	Owned	Owned	Owned	Owned
Parking lot status	Leased	Leased	Leased	Leased	Leased
Size (sq. m)	2,501	7,700	10,712	18,481	18,182
Parking Spaces	230	250	400	620	640
No. Machines (pachinko / pachislo)	224/84	278/100	252/106	336/252	400/240

We lease the land and parking lots for each store identified above pursuant to numerous leases, most of which are not in writing and do not have a specified term.  The aggregate of the monthly payments under all leases for each store is as follows: J’s Club is $21,723; Shop Inuyama is $16,716; K’s Club is $4,927; Kaminokawa is $29,063 and Jimokuji is $60,756.  In addition to the above stores, we also have several leases for our planned new store Oyama with aggregate monthly payments of $19,961.  The leases for Oyama are for a period of twenty (20) years and will commence in December of 2004.

The land that we own, together with all of our buildings, serve as collateral for two loans from Gifu Shinyo Kinko Bank and Nagoya Bank.  As of May 31, 2004, the outstanding principal balance of each loan was approximately $20,894,000 and 1,857,000, respectively.  The loan from Gifu Shinyo Kinko is comprised of several advances bearing interest at rates between 2.5% and 2.75% per annum, and with maturity dates from November 30, 2004 to November 30, 2013.  The loan from Nagoya Bank is comprised of several advances all bearing interest at the rate of 2.275% per annum, and with maturity dates ranging from September 24, 2004 to December 29, 2006.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

By written consent dated as of July 6, 2004, a majority of our shareholders approved an amendment to our Articles of Incorporation to change our name to Exam USA, Inc. and to increase the number of shares our authorized common stock to 100,000,000 shares.  In addition, the shareholders approved an amendment to Section 2.01 of our Bylaws in order to clarify the procedure for changing the number of members on our Board of Director.  In connection with the written consent, we filed an Information Statement of Schedule 14c that was mailed to our shareholders commencing on July 19, 2004.

In accordance with applicable federal securities laws, the items approved by our shareholders by written consent were effective on August 9, 2004.

Other than the foregoing, there were no other matters submitted to a vote of our security holders during the fiscal year ended May 31, 2004.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND OTHER STOCKHOLDER MATTERS.

Market Price

Our common stock is traded on the NASD Electronic Bulletin Board over-the-counter market, and is quoted under the symbol EXMA.  The table below gives the range of high and low bid prices of our common stock for the fiscal years ended May 31, 2004 and May 31, 2003 based on information provided by the OTC Bulletin Board. Such over-the-counter market quotations reflect inter-dealer prices, without mark-up, mark-down or commissions and may not necessarily represent actual transactions or a liquid trading market. The following prices have been adjusted to reflect our 15 to 1 reverse stock split which was effective June 11, 2004.

	High	Low
May 31, 2004:
1st Quarter	$0.45	$0.07
2nd Quarter	$1.20	$0.25
3rd Quarter	$10.65	$0.53
4th Quarter	$7.50	$1.65

May 31, 2003:
1st Quarter	$0.45	$0.15
2nd Quarter	$1.20	$0.15
3rd Quarter	$0.38	$0.07
4th Quarter	$0.22	$0.07

When the trading price of our common stock is below $5.00 per share, our common stock is considered to be “penny stocks” that are subject to rules promulgated by the Securities and Exchange Commission (Rule 15-1 through 15g-9) under the Securities Exchange Act of 1934. These rules impose significant requirements on brokers under these circumstances, including: (a) delivering to customers the Commission’s standardized risk disclosure document; (b) providing customers with current bid and ask prices; (c) disclosing to customers the brokers-dealer’s and sales representatives compensation; and (d) providing to customers monthly account statements.

The number of shareholders of record of our common stock as of September 17, 2004 was 137.

Preferred Stock

Our board of directors has the authority, without further action by the stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of these shares of preferred stock without any further vote or action by stockholders. These rights and preferences include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of the series. The issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that the holders will receive dividend payments and payments upon liquidation and could have the effect of delaying, deferring or preventing a change in control.

As of October 6, 2004, we had outstanding 1,800,000 shares of Series E Convertible Preferred Stock that were originally issued in connection with our acquisition of Exam USA, Inc., a Delaware corporation.  Each outstanding share of Series E Preferred Stock is convertible into 10 shares of our common stock, and is entitled to 10 votes on matters submitted to our shareholders for approval or consent.  The shares of Series E Convertible Preferred Stock may be converted into Common Stock at any time at the option of the holders thereof.

Common Stock

Our Articles of Incorporation authorize 100,000,000 shares of common stock, $0.01 par value per share. As of September 17, 2004, we had 2,000,147 shares of common stock issued and outstanding that were held by approximately 137 stockholders of record.

Options

We have no outstanding options to purchase shares of our common stock

Registrar and Transfer Agent

Our registrar and transfer agent is Interwest Transfer Co., Inc., 1981 Murray Road, Suite 100, Halliday, Utah 84117-5148; telephone (801) 272-9294

Dividend Policy

We have not adopted any policy regarding the payment of dividends on our common stock.  We do not intend to pay any cash dividends on our common stock in the foreseeable future. We intend to invest all of our cash resources in developing our business.

Recent Sales of Unregistered Securities

On June 3, 2004, we issued to the stockholders of Exam Delaware 1,800,000 shares of Series E Convertible Preferred Stock with a par value of $0.01 per share in connection with the Share Exchange Agreement.  The shares of Series E Convertible Preferred Stock were issued in a private transaction exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

EXAM USA, Inc. and subsidiary completed a reverse acquisition with Olympic Entertainment Group, Inc., a blank-check company, on June 3, 2004.  The financial statements previously reported by Olympic Entertainment Group, Inc. were retroactively restated for all periods reported to reflect the historical financial position, results of operations and cash flows of EXAM USA, Inc. and subsidiaries.

Through our subsidiaries, we own and operate five pachinko stores, which is our primary operating business.  We opened our fifth store in December 2003, which is our largest store with 640 machines.  We operate a total of 2,272 Pachinko and Pachislo machines.  We plan to leverage our expertise and capitalize on new development opportunities, and we are expanding our operations in Japan.  We expect to spend approximately $9.0 million to construct and furnish a new store (excluding the cost of the land which we will lease), which is expected to open in December 2004.

Results of Operations

Year Ended May 31, 2004 Compared to Year Ended May 31, 2003

Operating Revenues and Costs

A summary of the gaming revenues for the years ended May 31, 2004 and 2003 are as follows:

	2004		2003
	Amount	Percentage	Amount	Percentage

Patron wagers (pay-ins)	$166,022,684	100.0%	$130,084,727	100.0%

Patron payouts	(148,603,069)	(89.5)	(115,344,986)	(88.8)

Gaming revenues	$17,419,615	10.5%	$14,739,741	11.2%

Consistent with the gaming industry, we report our revenues as the net of wagers less payouts.  Our gaming revenues increased by $2,679,874 from 2003 to $17,419,615 in 2004, an increase of 18.2%.  Approximately $1,670,000 was related to the opening of the new store in December 2003.  After excluding such new store effects, our same-store revenues (stores that have been opened for at lease one year) increased 6.9%, which is largely attributable to increases at our store which we opened in July 2001 and operates 588 machines, our second largest store.  Other revenues, consisting of food, limited beverages and sundry items, decreased by $246,451 to $443,361 or 35.7% because of reduced emphasis of such revenues.

Our gross wagers increased $35,937,957 or 27.6% from fiscal 2003 to $166,022,684 in fiscal 2004.  Our new store which opened in December 2003 contributed to $31,073,793 of such increase in wagers.  Our payouts increased by $33,258,083 or 28.8% from fiscal 2003 to $148,603,069 in fiscal 2004.  Our payouts as a percentage of wagers increased from 88.8% to 89.5%.  This increase in payouts is largely due to the new store opening in December 2003, for which we paid out 94.6% of wagers to attract new customers through May 31, 2004.  We generally increase our payouts upon opening a new store, then steadily decrease payouts over the next six (6) months after opening.  After excluding such new store effects, our same-store payouts decreased from 88.8% in 2003 to 88.3% in 2004, which is largely attributable to reasons described in the preceding paragraph.

Cost of Revenues

Costs of revenues as a percentage of total revenues for the years ended May 31, 2004 and 2003 are as follows:

	2004	2003
Salaries and wages	22.1%	21.4%
Depreciation	28.7%	21.6%
Facilities and other	26.6%	24.1%
Impairment of property and equipment	8.6%	11.2%
Total cost of revenues	86.0%	78.3%

Cost of revenues for 2004 increased by $3,292,633 or 27.3% from $12,074,827 to $15,367,460 compared to the year ended May 31, 2003.  As a percentage of revenues, our costs in 2004 increased to 86.0% from 78.3% in 2003.  The largest contributor to this increase is depreciation expense due to addition of our new store in December 2003, as well as lower revenues because of higher payouts at our new store.  Depreciation expense is accelerated in the year of acquisition for machines and equipment acquired.

Facilities costs include certain start-up costs consisting of supplies and pachinko balls, associated with the new store opening in December 2003, which exceeded $300,000.

We recorded impairments on land in the amount of $94,881 and $92,821 in 2004 and 2003, respectively, due to a declining real estate market.  We based fair value using local property tax assessor’s statements which approximate market value.  In addition, we provided impairments for machines which were removed from service prior to their useful life.  Machine lives are generally two years, depending on technologies, playing habits and customer preference.  During the years ended May 31, 2004 and 2003, impairments of machines amounted to $418,809 and $564,189 respectively.  The lives of our machines are decreasing because of technologies and customer expectations.  We find that our machines are averaging just over a one-year period.

Marketing and Advertising Expense

Marketing and advertising expenses increased by $161,685 from $875,195 in 2003 to $1,036,880 in 2004. The increase is attributable to the new store which opened in December 2003, whereby we spent $233,725 for marketing and advertising expenses.  Our primary expenses related to preparing flyers for delivery in newspapers aimed at approximately 80,000 subscribers.  As a percentage of revenues, we spent 5.7% and 5.8%, in fiscal 2003 and 2002, respectively, which is comparable, but up slightly due to the new store advertising costs incurred.

General and Administrative Expenses

General and administrative expenses for the year ended May 31, 2004 increased by $520,282, or 83.6% from $622,333 in 2003. General and administrative expenses for 2004 constituted 6.4 % of revenues in comparison to 4.0 % for 2003. The increase in general and administrative costs can be attributed primarily to: (1) increase in salary and benefits cost to support an expanding infrastructure in Japan and to a limited extent, the United States, and (2) increases in professional fees and director fees related in anticipation of becoming a public company.  Director fees were not incurred in 2003, and for the year ended May 31, 2004, we incurred $300,000 in such fees ($150,000 for each of the two non-employee directors).  We reduced our non-employee directors’ fees from $150,000 per director to $100,000, annually, beginning June 2004 (fiscal 2005).

Other Income and Expenses

Interest expense increased by $210,917 to $705,815 in 2004, from $494,898 in 2003, or 42.6%.  This increase is due to borrowings under the Company’s credit facility and capital lease financing arrangements and an increase in the interest rates on our borrowings.

Income Taxes

Income taxes expense decreased by $157,202 to $459,662 for the year ended May 31, 2004, from $616,864 in the prior year. We have incurred expenses in the United States of America totaling approximately $200,000 in 2003 and $602,916 in 2004.  We have no income in the United States, thus such expenses will result in net operating losses to be carried forward, for which a valuation allowance is deemed required for the related deferred tax assets.  The federal income tax rate in Japan is 30% and the state and local tax, net of federal benefit, is 11.4%. After considering the impact of non-deductible expenses in Japan and the increase in the valuation allowance for net operating losses in the United States, the effective tax rate is excessively high in 2004.

Net income (loss)

We incurred a net loss for fiscal 2004 of $473,042 versus net income of $486,234 in fiscal 2003.  This can be attributed to (1) higher payouts, depreciation and start-up costs of our new store which we opened in December 2003 and (2) our income taxes because of expenses incurred in the United States which are apparently not deductible as an expense in Japan.  We plan to decrease payouts at our new store which opened in December 2003 during fiscal 2005, to reduce our losses.  We are evaluating our income taxes in Japan and United States to reduce our effective income rate. New store openings will continue to have a drag on earnings for the foreseeable future.

Liquidity and Sources of Capital

Cash Flows

During the years ended May 31, 2004 and 2003, we generated $5,861,734 and $7,314,682, respectively, of cash flows from operating activities.  Our cash provided by operating activities in fiscal 2004 and 2003, included non-cash depreciation and impairment losses of $6,672,132 and $5,061,599, respectively.  Our decline in cash generated in 2004 relates primarily to the start-up costs of our new store which opened in December 2003.

During the years ended May 31, 2004 and 2003, we used cash of $9,922,046 and $4,245,163, respectively on investing activities.  We spent approximately $13,466,020 and $4,407,031, respectively, for capital additions (including $4,084,666 and $2,378,635 respectively, for capital leases). The increase in 2004 expenditures included approximately $4,000,862 to construct a building, $2,139,727 to supply 640 new machines, and $2,737,049 for computer systems and equipment at the new store which opened in December 2003.  We also replaced 1,758 machines in the ordinary course of business in 2004, versus 1,861 machines in 2003.

During the fiscal year ended May 31, 2004, we provided cash of $7,427,993 from financing activities.  During this period, we financed a new store and expansion in the amount of $16,307,645 from a bank.  In fiscal 2003, we used cash in our financing activities in the amount of $2,980,231.  We repaid notes payable and long-term debt in the amounts of $7,483,865.

Liquidity

Our working capital balance as of May 31, 2004 was $2,309,463 and our unrestricted cash balance was $6,052,970. During 2005, we expect to spend approximately $9,000,000 on our new store opening in December 2004.  We are financing most of these expenditures with long-term debt and capital leases.

We believe that our cash balances, cash flow from operations, and available lines of credit will be sufficient to cover any capital required to fund maturing debt obligations and any other contemplated capital expenditures and short-term funding requirements for the next 12 months.  We may also finance our expansion through the public or private sale of additional debt or equity securities.

Our level of indebtedness presents other risks to investors, including the possibility that we may be unable to generate cash sufficient to pay the principal of and interest on our indebtedness when due; and that we may not be able to meet tests and covenants of such debt agreements and achieve satisfactory resolution of such non-compliance with the lenders. In such an event, the holders of our indebtedness may be able to declare all indebtedness owing to them to be due and payable immediately, and proceed against any collateral securing such indebtedness. These actions could limit our ability to borrow additional funds and would likely have a material adverse effect on our business and results of operations.

Critical Accounting Policies

Our significant accounting policies are included in Note 2 to our Consolidated Financial Statements included elsewhere in this Report. These policies, along with the underlying assumptions and judgments made by our management in their application, have a significant impact on our consolidated financial statements.

Impairment of Long-Lived Assets

We review the carrying value of our long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable annually. Unforeseen events and changes in circumstances and market conditions and material differences in estimates of future cash flows could negatively affect the fair value of our assets and result in an impairment charge. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties. Fair value can be estimated utilizing a number of techniques including quoted market prices, prices for comparable assets, or other valuation processes involving estimates of cash flows, multiples of earnings or revenues.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the bases used for financial reporting and income tax reporting of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We have provided a valuation allowance at May 31, 2004 because we feel that certain deferred tax assets generated in the United States will not be recovered from future operations.

ITEM 7. FINANCIAL STATEMENTS.

The consolidated financial statements of Exam for its fiscal year ended May 31, 2004 are provided with this Form 10-KSB and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On September 2, 2004, our Board of Directors of Exam USA, Inc. approved a change in auditors.  The Board of Directors approved the dismissal of Malone & Bailey PLLC (“Malone & Bailey”) as our independent public accountants and the selection of McKennon, Wilson & Morgan, LLP as their replacement.

Malone & Bailey’s report on our financial statements for the last fiscal year ended December 31, 2003 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope, procedure or accounting.  Our financial statements for the fiscal year ended December 31, 2002, were audited by Scheifley & Associates, P.C., whose report for such fiscal year did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope, procedure or accounting.

During our two most recent fiscal years ended December 31, 2003 and 2002 and the subsequent interim periods through September 2, 2004, there were no disagreements between us and either Malone & Bailey (as to the fiscal year ended December 31, 2003 and the subsequent interim periods through September 2, 2004) or Scheifley & Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Malone & Bailey’s or Scheifley’s satisfaction, would have caused either of them to make reference to the subject matter of the disagreement in connection with their respective reports on our financial statements for such years; respectively, and there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

In addition, during our two most recent fiscal years ended December 31, 2003 and 2002 and the subsequent interim periods through September 2, 2004, we did not consult with McKennon, Wilson & Morgan, LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 8A. CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report on Form 10-KSB. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures need improvement to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the requisite time periods.

In connection with its review of the our consolidated financial statements for the year ended May 31, 2004, McKennon, Wilson & Morgan LLP, the Company’s independent accountants, advised management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness, including, inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting matters; failure to perform timely reviews, substantiation and evaluation of certain general ledger account balances; lack of procedures or expertise needed to prepare all required disclosures; and evidence that employees lack the qualifications and training to fulfill their assigned functions.  McKennon, Wilson & Morgan LLP indicated that they considered these deficiencies to be a material weakness as that term is defined under standards established by the American Institute of Certified Public Accountants. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal control from reducing to an appropriately low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis. We considered these matters in connection with the year-end closing of accounts and preparation of financial statements as and for the year ended May 31, 2004 and determined that no prior period financial statements were materially affected by such matters.

In response to the observations made by McKennon, Wilson & Morgan LLP, we will proceed more expeditiously with our existing plan to enhance our internal controls and procedures, which we believe addresses each of the matters raised by, McKennon, Wilson & Morgan LLP.

Changes in Internal Controls

We enhanced our internal control procedures in January 2004 by adding a part-time dedicated Chief Accounting Officer (“CAO”) to our principal executive offices in Huntington Beach, California.  We are evaluating the need to supplement our CAO with additional assistance.  Our CAO is responsible for preparing a disclosure control and reporting package.  We need to establish a written policies and procedures manual over internal controls of accounting and financial reporting.  We also need to incorporate preparation of an annual budget and report budget-to-actual analyses on an annual and quarterly basis.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors

Our executive officers and directors are as follows:

Name (1)(2)	Age	Position
Yoneji Hirabayashi	73	Chief Financial Officer and Director
Shinichi Hirabayashi	43	Chief Executive Officer and Director
Akinori Hirabayashi	41	Chief Operating Officer and Director
Haruo Miyano	62	Secretary and Director

(1)                                  We presently have no executive committee, nominating committee or audit committee of the Board of Directors.

(2)                                  Our officers and directors hold office until their successors are elected and qualified, or until their death, resignation or removal.

The background and principal occupations of each director and officer of Exam are as follows:

Yoneji Hirabayashi.  age 72, a successful businessman, Mr. Hirabayashi had worked for the Ministry of Agriculture before operating the Accounts Division of the Aichi Prefecture Owari Office.  Possessing an entrepreneurial spirit, he opened up a restaurant, followed by a hotel and then a slew of successful Pachinko and Karaoke stores in the mid 1950’s. He founded Kisorin in 1956, and later became its President from 1969 to 1999, which was later renamed Exam, Inc.  Mr. Yoneji Hirabayashi is the father of Shinichi Hirabayashi and Akinori Hirabayashi.  Mr. Hirabayashi oversees Exam, Inc. as its Chairman.

Shinichi Hirabayashi.  age 43, Mr. Shinichi Hirabayashi is the son of Mr. Yoneji Hirabayashi.  Mr. Shinichi Hirabayashi has been the President of Exam, Inc. since 1999. Following in his father’s footsteps, Mr. Hirabayashi joined Exam, Inc. in 1983 after working for Toyoshima Inc.  He is a graduate of Keio University and he holds a Bachelor of Commerce.

Akinori Hirabayashi.  age 41, Mr. Akinori Hirabayashi is the son of Mr. Yoneji Hirabayashi.  Mr. Akinori Hirabayashi is the Vice President of Exam, Inc.  Mr. Hirabayashi became a Director of one of Exam, Inc.’s Pachinko stores in 1985.  He has served in his current capacity since 1999.  Since then, he has directly overseen four Karaoke stores, with the most recent one being assigned to him in 2001 (Exam Kaminokawa Branch).  He graduated from Nagoya University where he majored in Mathematics.

Haruo Miyano, age 62, Mr. Miyano has been the Secretary and a Director of the Company and its Delaware subsidiary since June 2004 and its’ inception, respectively.  Mr. Miyano has over 30 years of experience in trade between the United States and Japan.  Prior to joining the Company and its affiliates, Mr. Miyano served as the Vice Chairman of Pulp Mold Packaging Global, Inc., a company he founded in April 1998.  He served as PMP’s President from April 1998 to August 1999. Prior to PMP, Mr. Miyano worked for Kasumi Sports World, Inc. He served as Kasumi’s Vice President of Sales and Marketing and was a Director, and was responsible for handling the sale of sporting goods to 375 franchises throughout the United States.

Financial Expert

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Section 16 Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class   of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership   of Securities) and 5  (Annual Statement of Beneficial Ownership of Securities).  Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Except for Dominic Orsatti and John Holt Smith, former directors and officers (each of whom filed Form 5’s for transactions not previously reported on Form 4), based solely on review of the copies of such forms furnished to us, or written representations that no reports were required, we believe that for the fiscal year ended May 31, 2004 beneficial owners complied with Section 16(a) filing requirements.

Code of Business Conduct and Ethics

Our Board of Directors has approved a Code of Business Conduct and Ethics, which applies to all of our employees, directors and officers, including our principal executive officer, principal financial officer, principal accounting officer and controller.  The Code of Business Conduct and Ethics addresses such topics as protection and proper use of our assets, compliance with applicable laws and regulations, accuracy and preservation of records, accounting and financial reporting, conflicts of interest and insider trading.  The Code of Business Conduct and Ethics is available free of charge to any shareholder who sends a request for a paper copy to Exam USA, Inc., 5902 Bolsa Avenue, Suite 108, Huntington Beach, California 92649.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the total cash compensation, paid to or earned during each of our last three fiscal years by (i) our Chief Executive Officer and (ii) our two most highly compensated executive officers whose salary and bonus exceeded $100,000 for the fiscal year ended May 31, 2004 (collectively referred to herein as the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name & Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)(1)	Other Annual Compensation ($)(2)	Restricted Stock Awards ($)	Securities Underlying Options SARS (#)	L/TIP Payouts ($)	All Other Compensation ($)(3)

Shinichi Hirabayashi	5/31/2004	$365,592	$45,491	0	0	0	0	0
(President and CEO)	5/31/2003	$207,555	$24,907	$81,753	0	0	0	0
	5/31/2002	$81,098	$31,741	0	0	0	0	0

Yoneji Hirabayashi	5/31/2004	$250,896	$19,921	$85,197	0	0	0	0
(CFO)	5/31/2003	$199,253	$16,604	0	0	0	0	0
	5/31/2002	$80,067	$15,870	0	0	0	0	0

Akinori Hirabayashi	5/31/2004	$334,767	$35,842	0	0	0	0	0
(COO)	5/31/2003	$207,555	$24,907	0	0	0	0	0
	5/31/2002	$80,940	$31,741	0	0	0	0	0

(1)           The salary and bonus figures represent the compensation paid to the Named Officers by our wholly-owned subsidiary, in their respective capacities as officers of our wholly-own operating subsidiary, Exam Co. Ltd.

(2)           Personal benefits received by our executive officers are valued below the levels which would otherwise require disclosure under the rules of the U.S. Securities and Exchange Commission.  Amounts shown represent the value of automobiles purchased by Exam Co. Ltd. for the Named Officer.

(3)           We do not currently provide any contingent or deferred forms of compensation arrangements, annuities, pension or retirement benefits to its directors, officers or employees.

Director Compensation

Pursuant to an agreement we paid our non-employee director, Mr. Miyano, an retainer of $150,000 in consideration for his board services to the Company during the fiscal year ended May 31, 2004.  This agreement expired on May 31, 2004, and was replaced with a new agreement pursuant to which we are obligated pay Mr. Miyano annual board fees of $100,000 for a period of three years.

Mr. Miyamoto, who serves as a member of our Delaware subsidiary, was paid an annual fee of $150,000, in consideration for his board services to such subsidiary.  This agreement expired on May 31, 2004, and was replaced with a new agreement pursuant to which our subsidiary is obligated pay Mr. Miyamoto annual board fees of $100,000 for a period of three years.  During the years ended May 31, 2004, 2003 and 2002, our operating company in Japan paid $48,934, $46,409 and $62,758, respectively, for consulting services to SIM International, which is controlled by Mr. Miyamoto.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to the Company regarding the beneficial ownership of the Common Stock, which anticipated to reflect ownership immediately following the closing of the Transactions, and subject to the conclusion of the 10-day period by:

•                  each person known to beneficially own more than five percent of the Common Stock;

•                  each officer and director of the Company (including proposed directors); and

•                  all directors and executive officers as a group.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class
Common Stock	Yoneji Hirabayashi	1,922,330 shares (2) CFO and Director	9.6%
Common Stock	Shinichi Hirabayashi	2,097,090 shares (3) CEO and Director	10.5%
Common Stock	Akinori Hirabayashi	5,592,230 shares (3) COO and Director	28.0%
Common Stock	Haruo Miyano	262,137 shares Secretary and Director	1.3%
Common Stock	Ai Hirabayashi	1,048,540 shares 5% shareholder	5.2%
Common Stock	Shiho Hirabayashi	1,048,540 shares 5% shareholder	5.2%
Common Stock	Yuka Hirabayashi	1,048,540 shares 5% shareholder	5.2%
Common Stock	Hirotaka Hirabayashi	1,048,540 shares 5% shareholder	5.2%
Common Stock	Misaki Hirabayashi	1,048,540 shares 5% shareholder	5.2%
Common Stock	Arisa Hirabayashi	1,048,540 shares 5% shareholder	5.2%
Common Stock	Mie Hata	2,796,120 shares (4) 5% shareholder	14.0%
Common Stock	All directors and named executive officers as a group (4 persons)	6,029,127 shares	30.3%

(1) Represents the number of shares of common stock that may be acquired upon the conversion of shares of our Series Convertible E Preferred Stock.

(2) Includes 873,790 shares of Common Stock owned by Mr. Hirabayashi’s spouse, over which Mr. Hirabayashi disclaims beneficial ownership.

(3) Includes a total of 2,970,870 shares of Common Stock owned by Mr. Hirabayashi’s spouse and minor children, over which Mr. Hirabayashi disclaims beneficial ownership.

(4) Includes 1,747,580 shares owned by Mr. Hata’s minor children, over which Mr. Hata disclaims beneficial ownership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Mr. Yoneji Hirabayashi  leases a parcel of land to the Company in Japan. The lease expires on May 31, 2005; however, it is anticipated that the Company will renew the lease for an additional term. Lease payments paid to Mr. Hirabayashi for each of the fiscal years ended May 31, 2004, 2003, and 2002 with respect to such lease were $43,011, $39,920, and $60,919, respectively.  In addition, he received compensation from Daichi Co., Ltd. in the amount of $26,883, $24,950, and $23,806, for the fiscal years ended May 31, 2004, 2003, and 2002, respectively.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(A)          Reports on Form 8-K

Current report on Form 8-K filed on May 27, 2004, to report a change in our certified public accountant.

 (B)          Exhibits

INDEX TO EXHIBITS

EXHIBITS	DESCRIPTION

3.5	Certificate of Amendment to Articles of Incorporation filed on August 9, 2004
31.1	Certification
31.2	Certification
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the fiscal year ended May 31, 2004, Exam’s fees for professional services rendered by its Independent Auditors were as follows:

(a)           Audit Fees: Aggregate fees billed or expected to be billed for professional services rendered for the audit of our May 31, 2004 annual financial statements and review of Form 10-KSB: $135,000.

(b)           Audit Related Fees: $0.

(c)           Tax Fees: $0

(c)           All Other Fees: The aggregate fees billed for all other professional services provided to Exam (other than the services described above under (a), (b), and (c)) for the fiscal year ended May 31, 2004: $0.

The Board of Directors has considered and determined that the services rendered by the independent certified public accountants with respect to the foregoing fees are compatible with maintaining their independence pre-approved by the Board of Directors.

EXAM USA, INC. (FORMERLY OLYMPIC ENTERTAINMENT GROUP, INC.) AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

EXAM USA, Inc. (formerly Olympic Entertainment Group, Inc.)

We have audited the accompanying consolidated balance sheet of EXAM USA, Inc. (formerly Olympic Entertainment Group, Inc.) and its subsidiaries (the “Company”) as of May 31, 2004, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the two years in the period ended May 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EXAM USA, Inc. (formerly Olympic Entertainment Group, Inc.) and its subsidiaries as of May 31, 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended May 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, EXAM USA, Inc. and subsidiary completed a reverse acquisition with Olympic Entertainment Group, Inc., a blank-check company, on June 3, 2004.  The financial statements previously reported by Olympic Entertainment Group, Inc. were retroactively restated for all periods reported to reflect the historical financial position, results of operations and cash flows of EXAM USA, Inc. and subsidiaries.

/s/ McKennon, Wilson & Morgan LLP

Irvine, California

September 20, 2004

EXAM USA, INC. (FORMERLY OLYMPIC ENTERTAINMENT GROUP, INC.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

May 31, 2004
ASSETS (Note 8)
Current assets:
Cash	$6,052,970
Time deposits (Note 2)	1,159,261
Restricted time deposits (Note 2)	2,545,348
Marketable securities (Note 4)	908,942
Inventories	448,354
Deferred income taxes (Note 11)	102,736
Loans receivable from related party (Note 5)	362,450
Prepaids and other	487,928

Total current assets	12,067,989

Property and equipment, net (Note 6)	25,349,204
Deferred income taxes (Note 11)	324,456
Deposits and other assets (Note 7)	990,271
Total assets	$38,731,920

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,589,241
Accrued liabilities (Note 7)	1,903,050
Current portion of long-term debt (Note 8)	4,142,080
Current portion of capital lease obligations (Note 9)	1,124,155
Total current liabilities	9,758,526

Long-term debt, net of current portion (Note 8)	21,533,617
Capital lease obligations, net of current portion (Note 9)	3,002,744
Asset retirement obligations (Note 6)	560,512
Minority interest in related entity (Notes 1 and 2)	167,132
Total liabilities	35,022,531

Commitments and contingencies (Note 9)

Shareholders’ Equity (Notes 2 and 10):
Preferred stock, 5,000,000 shares authorized:
Series D convertible preferred stock, $0.01 par value, liquidation value of $3.00 per share, 98,000 shares authorized, none issued and outstanding at May 31, 2004	—
Series E convertible preferred stock, $0.01 par value, no liquidation value,1,800,000 shares authorized, issued and outstanding at May 31, 2004	180,000
Common stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at May 31, 2004	—
Additional required capital	—
Restricted retained earnings	41,122
Unrestricted retained earnings	3,229,186
Accumulated other comprehensive loss	259,081
Total shareholders’ equity	3,709,389
Total liabilities and shareholders’ equity	$38,731,920

See accompanying notes to these consolidated financial statements

EXAM USA, INC. (FORMERLY OLYMPIC ENTERTAINMENT GROUP, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Year Ended May 31, 2004	Year Ended May 31, 2003
REVENUES:
Gaming	$17,419,615	$14,739,741
Food, beverage and other	443,361	689,812
Total revenues	17,862,976	15,429,553

COST OF REVENUES:
Salaries and wages	3,951,438	3,308,855
Depreciation	5,131,945	3,333,024
Facilities and other	4,753,921	3,711,470
Impairment of property and equipment (Note 6)	1,530,156	1,721,478
Total cost of revenues	15,367,460	12,074,827

Gross profit	2,495,516	3,354,726

OPERATING EXPENSES:
Marketing and advertising	1,036,880	875,195
General and administrative	1,183,832	622,333
Total operating expenses	2,220,712	1,497,528

Operating income	274,804	1,857,198

OTHER INCOME (EXPENSE), NET:
Interest income	6,484	9,920
Interest expense	(705,815)	(494,898)
Other income	242,932	97,797
Gains (losses) on marketable securities	241,366	(204,190)
Other expense	(73,151)	(162,729)
Total other expense, net	(288,184)	(754,100)

Income (loss) before provision for income taxes	(13,380)	1,103,098

Provision for income taxes (Note 11)	459,662	616,864

NET INCOME (LOSS)	$(473,042)	$486,234

Change in foreign currency translation	266,948	117,131
Change in unrealized gain (loss) on marketable securities	(48,041)	26,885

TOTAL COMPREHENSIVE INCOME (LOSS)	$(254,135)	$630,250

Basic and dilutive earnings (loss) per common share:
Weighted average number of equivalent common shares	18,000,000	18,000,000
Basic and dilutive net income (loss) per equivalent common share	$(0.03)	$0.03

See accompanying notes to these consolidated financial statements

EXAM USA, INC. (FORMERLY OLYMPIC ENTERTAINMENT GROUP, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
	Series E Convertible		Additional	Restricted	Unrestricted	Other
	Preferred Stock		Required	Retained	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Earnings	Income (Loss)	Equity

Balances, June 1, 2002	1,800,000	$180,000	$—	$63,744	$3,349,648	$(103,842)	$3,489,550
Net income	—	—	—	—	486,234	—	486,234
Change in unrealized gain on marketable securities	—	—	—	—	—	26,885	26,885
Foreign currency translation	—	—	—	—	—	117,131	117,131
Dividends paid to shareholders	—	—	—	—	(83,786)	—	(83,786)
Legal and general appropriations	—	—	—	(22,622)	22,622	—	—
Balances, May 31, 2003	1,800,000	180,000	—	41,122	3,774,718	40,174	4,036,014

Net loss	—	—	—	—	(473,042)	—	(473,042)
Change in unrealized gain on marketable securities	—	—	—	—	—	(48,041)	(48,041)
Foreign currency translation	—	—	—	—	—	266,948	266,948
Dividends paid to shareholders	—	—	—	—	(72,490)	—	(72,490)
Legal and general appropriations	—	—	—	—	—	—	—
Balances, May 31, 2004	1,800,000	$180,000	$—	$41,122	$3,229,186	$259,081	$3,709,389

See accompanying notes to these consolidated financial statements

EXAM USA, INC. (FORMERLY OLYMPIC ENTERTAINMENT GROUP, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31, 2004	Year Ended May 31, 2003
Cash flows from operating activities:
Net income (loss)	$(473,042)	$486,234
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and accretion expense	5,141,976	3,340,121
Impairment of property and equipment	1,530,156	1,721,478
(Gains) losses on marketable securities	(241,366)	204,190
Minority interest	26,630	7,875
Changes in operating assets and liabilities:
Inventories	(232,387)	167,999
Deferred income taxes	118,730	190,167
Prepaids and other	(399,181)	409,759
Accounts payable	850,466	475,711
Accrued liabilities	(433,618)	311,148
Net cash provided by operating activities	5,888,364	7,314,682

Cash flows from investing activities:
Purchases of property and equipment	(9,381,354)	(4,407,031)
Proceeds from sales of property and equipment	136,064	214,595
Purchases of marketable securities	(2,922,516)	(1,049,905)
Proceeds from sales of marketable securities	2,546,772	1,242,997
Time deposits	49,166	(171,876)
Increase in loan receivable	(206,086)	—
Other assets	(144,092)	(73,943)
Net cash used in investing activities	(9,922,046)	(4,245,163)

Cash flows from financing activities:
Payments on capital lease obligations	(1,323,297)	(566,641)
Borrowings of long-term debt	16,307,645	831,636
Payments on long-term debt	(7,483,865)	(2,745,622)
Repayments on notes payable	—	(415,818)
Dividends paid	(72,490)	(83,786)
Net cash provided by (used in) financing activities	7,427,993	(2,980,231)

Foreign currency effect on cash	249,444	65,497

Net increase in cash	3,643,755	154,785

Cash, beginning of year	2,409,215	2,254,430

Cash, end of year	$6,052,970	$2,409,215

Non-cash investing and financing transactions:
Allocation to restricted retained earnings under legal requirements	$—	$(22,622)
Purchases of equipment under capital leases	4,084,666	—
Increase in property and equipment from asset retirement obligations from SFAS 143 (Note 6)	$199,048	$—

Cash paid during the year for :
Interest	$738,303	$477,663
Income taxes	$641,815	$347,596

EXAM USA, INC. (FORMERLY OLYMPIC ENTERTAINMENT GROUP, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

EXAM Co., Ltd, (“EXAM “) previously known as Kisorin Co., Ltd, a Japanese corporation, was incorporated in 1969.  On June 10, 2003, EXAM established EXAM USA, Inc. (“EXAM USA”), a Delaware corporation, to effect a share-exchange agreement with EXAM, whereby EXAM became a wholly-owned subsidiary of EXAM USA (collectively, the “Company”).

On June 3, 2004, the Company completed a reverse acquisition of Olympic Entertainment Group, Inc. (“Olympic”), a Nevada Corporation, pursuant to an agreement dated February 9, 2004, as amended June 3, 2004.  At the time of acquisition, Olympic had no revenues and no significant assets.  It was considered a blank-check company prior to the acquisition.  In connection with the acquisition, Olympic issued the Company 1,800,000 shares of Olympic Series E preferred stock convertible into 18,000,000 newly issued, post-split shares of its common stock or 90% of the outstanding common stock of Olympic; Olympic shareholders retained 1,000,000 post-split shares of common stock and 40,000 Series D convertible preferred, convertible into 1,000,000 shares of common stock.  Merger expenses incurred by the Company amounted to approximately $500,000, of which $360,000 was a non-cash 1% investment banking fee (Note 9), which was charged to operations in 2004.  Effective August 9, 2004 the Company changed its name from Olympic Entertainment Group, Inc to EXAM USA, INC.

The Company operated four (4) stores which offer Pachinko (Japanese pinball) gaming entertainment, three (3) stores are located in the Aichi prefecture and one (1) store is in the Tochigi prefecture just north of Greater Kanto Area in Japan as of May 31, 2003.  In December 2003, the Company opened a new store in Jimokuji, and now currently operates five (5) stores.  The Company receives income from cigarettes, non-alcoholic beverages and sundry items, as well as from two small restaurants which are not considered significant.  Japanese law regulates Pachinko gaming and the local police enforce laws.  Pachinko gaming is one of the largest business segments in Japan.

The Company holds a 50% equity interest in Daichi Co., Ltd., an entity which procures tobacco products for EXAM.  The remaining 50% ownership is held by parties affiliated with EXAM.  See Note 2 for further discussion.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change in Reporting Entity

As discussed above, the acquisition of Exam by Olympic will be accounted for as a reverse acquisition, whereby the assets and liabilities of Exam are reported at their historical cost.  The assets and liabilities of Olympic will be recorded at fair value on June 3, 2004, the date of close.  No goodwill will be recorded in connection with the reverse acquisition.  The reverse acquisition resulted in a change in reporting entity of Olympic for accounting and reporting purposes.  Accordingly, the financial statements reported herein have retroactively restated for all periods presented to report the historical financial position, results of operations and cash flows of Exam. Since the shareholders of Exam retained 1,800,000 shares of Series E convertible preferred stock in the connection with the reverse acquisition, which are yet to be exercised into common stock, such shares of Series E preferred stock are reflected in the accompanying statements of stockholders’ equity as if these were outstanding for all periods presented.  The Series D convertible preferred stock and the common stock retained by the Olympic shareholders will be reported on the date of acquisition on June 3, 2004.

Acquisition of Entities Under Common Control

The acquisition of EXAM by EXAM USA was accounted for at historical cost because the entities are under common control. The consolidated results of operations for the periods reported herein include the historical results of operations of EXAM, and includes EXAM USA since June 10, 2003.

Consolidation of Variable-Interest Entity

Under FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46) and revised FIN 46 (FIN 46R), certain special purpose entities are required to be consolidated if it is determined that an enterprise is the primary beneficiary because it is deemed to have controlling financial interest in the entity. The Company has determined that it has a controlling financial interest in Daichi Co., Ltd. since the Company is required to absorb any expected losses, will receive the majority of expected residual returns and is the primary beneficiary.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of EXAM USA, EXAM, and Daichi Co., Ltd.  All significant inter-company transactions have been eliminated in consolidation. Minority interest losses related to the consolidation of Daichi Co., Ltd have been included in other expense on the accompanying consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates made by management include the evaluation of impairment of property and equipment, as well as the valuation allowance for certain deferred tax assets.  Management believes that the estimates are reasonable.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, restricted and unrestricted time deposits, marketable securities, receivables, inventories, accounts payable, short-term notes payable and long-term debt.  The fair value of financial instruments approximated their carrying values at May 31, 2004.

Cash Equivalents

The Company considers highly liquid investments with a remaining maturity of 90 days or less from the purchase date to be cash equivalents.  During the periods presented, there were no cash equivalents outstanding.

The Company maintains deposits in United States, which are federally insured, and Japanese banks, which are not federally insured, but the payoff of the entire deposits are guaranteed by the Japanese government.

Time Deposits

The Company invests in time deposits with maturities of one to three years. Time deposits maturing in excess of one year from the balance sheet date are classified as long-term time deposits.  At May 31, 2004, interest rates on all certificates of deposits were 0.03%, per annum. Time deposits are carried at cost.  Under short-term note agreements with two commercial banks, the Company is required to maintain certain amounts in time deposits as additional collateral on the notes with banks. These amounts have been classified as restricted time deposits and have been classified as a current asset consistent with the current portion of long-term debt with the banks.

Marketable Securities

Marketable securities are accounted for under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  The Company’s long-term investments consisted of marketable debt and equity securities, which were classified as “available-for-sale” in accordance with the provisions of SFAS No. 115.  Such investments are presented as non-current assets since management does not intend to sell the securities within one year, and these are carried at their estimated fair values in the accompanying consolidated balance sheet.  Fair value was determined based on quoted market prices.  The specific identification method has been used to determine cost for each security.  Unrealized gains and losses are excluded from net income (loss) and reported as a separate component of shareholders’ equity, net of the related tax effect and as a component of comprehensive income (loss), unless the decline is other than temporary (see below).

The Company monitors and evaluates the realizable value of its marketable securities. When assessing marketable securities for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the performance of the investee’s stock price in relation to the stock price of its competitors within the industry and the market in general, any news that has been released specific to the investee and the outlook for the overall industry in which the investee operates.  If events and circumstances indicate that a decline in the value of these assets has occurred and is other than temporary, the Company records a charge to other income (expense).  See Note 4 for discussion of impairments charged to operations.

Inventories

Inventories consist of gaming prizes, food and beverages and are stated at the lower of cost (determined by the first-in, first-out method) or market.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation.  Major betterments are capitalized, while routine repairs and maintenance are charged to expense when incurred.  Depreciation, which includes assets under capital leases, is computed using the straight-line method or declining balance over the following estimated useful lives:

Buildings and improvements	10 to 40 years
Pachinko machines and equipment	2 to 20 years

Pachinko machines generally have a useful life of two (2) to three (3) years; however, technology changes and changes in patron playing habits may cause pachinko machines to become obsolete.  Management evaluates utilization of machines daily.  In the event certain machines become underutilized, management must sell or dispose of the assets.

SFAS No. 143 “Accounting for Asset Retirement Obligations,” requires that a liability for the fair value of an asset retirement obligation be recognized in the period which it is incurred, with the offsetting associated asset retirement cost capitalized as part of the carrying amount of the long-lived asset.  The Company adopted SFAS No. 143 effective May 31, 2001, the effects of which are disclosed in Note 6.

SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, or at least annually.  Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate.  Specifically, management projects undiscounted cash flows expected over the period to be benefited.  If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value.  Estimates of expected future cash flows represent management’s best estimate based on currently available information and reasonable and supportable assumptions.  Any impairment recognized in accordance with SFAS No. 144 is permanent and may not be restored.  See Note 6 for discussion of impairments of property and equipment.

Interest Rate Swap Agreements

Interest rate swap agreements (see Note 8) and the hedged items are such that the hedges are considered effective against changes in the fair value of the debt due to changes in the benchmark interest rates over their terms. As a result, the shortcut method provided by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 149, is applied and there is no need to periodically reassess the effectiveness of the hedges during the terms of the swaps. Interest expense on the debt is adjusted to include net payments made or received under the hedge agreements. The fair value of the swaps will be carried as an asset or a liability in the consolidated balance sheet and the carrying value of the hedged debt is adjusted accordingly, when the impact is significant. The fair values of Exam’s interest rate swaps are the estimated amounts it would receive or pay to terminate the agreements as of the reporting dates.  As discussed in Note 8, the effects are not considered significant.

Revenue Recognition

Revenues from pachinko and pachislo games represent the gross pay-ins, less payouts to customers.  Revenues are recorded when cash is received for game balls or game tokens when rented to the patrons.

Payouts are recorded when the token prizes are purchased back from the exchangers.  Other revenues for beverage are recognized at the time of sale.  Deferred revenues consist of payments received by the Company related to the exclusive rights for beverage and food vending machines to third-party vendors, and unredeemed prizes as well as, unused prepaid cards. The revenues of the exclusive rights are recognized either over the term of the contract or based upon an agreed upon percentage of disbursements from the vending machines.

Advertising

Advertising costs are expensed as incurred.  Advertising expenses for the years ended May 31, 2004 and 2003 were $959,726 and $792,574, respectively.

Accounting for stock-based compensation

The Company has not adopted a fair value-based method of accounting for stock-based compensation plans for employees and non-employee directors.  The Company will use the intrinsic value-based approach, and supplement disclosure of the pro forma impact on operations and per share information using the fair value-based approach as required by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure”.  Stock-based compensation issued to non-employees and consultants are measured at fair value in accordance with SFAS No. 123.  Common stock purchase options and warrants issued to non-employees and consultants will be measured at fair value using the Black-Scholes valuation model.  As of May 31, 2004, there were no options or warrants outstanding.

Foreign Currency

The functional currency of  EXAM and Daichi Co., Ltd. is the Japanese Yen.  The financial statements of EXAM and Daichi Co., Ltd. are translated into United States Dollars at year-end exchange rates for assets and liabilities, and weighted-average exchange rate for revenues and expenses.  The resulting translation adjustments are recorded as a component of other comprehensive income reflected on the consolidated statements of income and comprehensive income (loss) and the consolidated statements of shareholders’ equity.  Transaction gains and losses, if any, in foreign currencies are reflected in operations. During the years ended May 31, 2004 and 2003, foreign currency transaction gains or losses were experienced.

Income Taxes

The Company accounts for its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”.  Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between bases used for financial reporting and income tax reporting purposes. Income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  The Company and its subsidiaries file separate national and local income tax returns in Japan and the United States of America.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities.

Accumulated other comprehensive income at May 31, 2004, consisted of foreign currency translation gain $286,426 and unrealized gains on marketable securities of ($27,345), net of tax.

NOTE 3 - RISKS AND UNCERTAINTIES

Innovations in Technologies

The Company’s gaming machines are subject to new innovations and changes in entertainment experiences.  Pachinko machines vary widely in price and expected life.  Rapid changes in demand will render a machine under-producing and potentially obsolete.

Cyclical Nature of Business

The Company’s primary business involves gaming entertainment. During periods of recession or economic downturn, consumers may reduce or eliminate spending on gaming entertainment activities. In the event that any of the Company’s demographic markets suffer adverse economic conditions, the Company’s revenues may be materially adversely affected. In addition, the operations of the pachinko stores are typically seasonal in nature. The sales during the holiday seasons are higher than the regular months. The biggest holiday season in Japan lies in the end of December through the beginning of January.  Additionally, revenues can fluctuate when a new type of pachinko machine is introduced at the stores.

Japanese Gaming Regulation

The Company’s business is regulated.  The Entertainment Establishment Control Law (EECL) governs a variety of entertainment establishments, including pachinko and pachislot stores. The National Public Safety Commission (NPSC) sets out the general standard of the pachinko stores within the scope of EECL. The ability of the Company to remain in business and to operate profitably depends upon the Company’s ability to satisfy all applicable NPSC gaming laws and regulations governed by EECL

Political Climate

The Company’s ability to remain in the gaming business depends on the continued political acceptability of pachinko gaming activities to both the public and governmental officials. In addition, the gaming laws regulate payout rates which, if altered, may diminish the Company’s profitability. Management is aware of nothing to indicate that NPSC officials will change its policies toward gaming activities in general; however, there are no assurances that such policies will not be changed. Any substantial, unfavorable change in the enabling laws or tax rates on gaming revenues could make the Company’s business substantially more onerous, less profitable or illegal, which would have a material adverse effect on the Company’s business.

Competition

The Company faces substantial competition in each of the markets in which its gaming facilities are located. Some of the competitors have significantly greater name recognition and financial and marketing resources than the Company. Such competition results, in part, from the geographic concentration of competitors. All of the Company’s gaming operations primarily compete with other gaming operations in their geographic areas. New expansion and development activity is occurring in each of the relevant markets, which may be expected to intensify competitive pressures.

Foreign Currency

Since the local currency is the Japanese Yen, the Company may experience significant fluctuations in the value of reported assets and liabilities in United States Dollars.

NOTE 4 – MARKETABLE SECURITIES

Cost, as adjusted for impairments, and fair market values of marketable securities, accounted for as available-for-sale securities, at May 31, 2004, are as follows:

Securities available for sale	Adjusted Cost Basis	Unrealized Gain	Unrealized Losses	Fair Value
Equity Mutual Fund – Japan	$19,301	$2,927	$—	$22,228
Common stocks – Japan	936,352	19,109	(69,102)	886,359
Government securities – Japan	355	—	—	355
Total	$956,008	$22,036	$(69,102)	$908,942

During the year ended May 31, 2003, we recorded an other than temporary decline in the value of our marketable securities in the amount of $39,414, which was charged to operations.  No unrealized losses were charged to operations in 2004.

NOTE 5 – RELATED PARTY LOANS RECEIVABLE AND INVESTMENT

Loans Receivable from Related Parties

On March 10, 1998, Exam loaned $135,919 to Next Creation Co., Ltd., a related party through common relationship, to finance its operations.   In  December 2003 and January 2004, the Company loaned aggregate amounts of $117,796 to Next Creation Co., Ltd.   The total loaned to Next Creation Co., Ltd is $253,715 at May 31, 2004. The loan accrues interest at 3.65% from 1998 until February 28, 2002 and at 1.83% thereafter. The loan was due and fully satisfied on August 31, 2004.

On December 17, 2003, Daichi Co., Ltd. loaned $108,735 to Next Creation Co., Ltd. to finance its operations. The interest rate is 1.825%, due and payable monthly, with the principal portion due at the Company’s demand loan was due and fully satisfied on August 31, 2004.

Also, see Note 13 for additional related party transactions.

NOTE 6 - PROPERTY AND EQUIPMENT

At May 31, 2004, property and equipment consisted of the following:

Land	$2,426,463
Buildings and improvements	23,342,616
Pachinko machines and computer equipment	14,707,492
Construction in progress	138,653
40,615,224
Less accumulated depreciation	(15,266,020)
$25,349,204

Land Impairments

Property taxes are assessed yearly on real property (land) based on estimated fair value by the local cities and towns.  The Company uses these estimates to determine if investments in real property (land) have been impaired. During the years ended May 31, 2004 and 2003, management recorded impairments totaling $93,819 and $85,190, respectively.

Other Impairments

During the years ended May 31, 2004 and 2003, the Company retired pachinko and pachislot machines, and certain computer equipment prior to the end of their useful life resulting in losses in such years in the amount of $414,141 and $1,636,288, respectively.

Asset Retirement Obligations

The Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” during fiscal year 2003 and applied this change retroactively to all previous years effected.  The statement requires that a liability for the fair value of an asset retirement obligation be recognized in the period which it is incurred with the offset associated asset retirement cost capitalized as part of the carrying amount of the long -lived asset.  The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the useful life of the related asset.  Changes in the asset retirement obligation resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as an accretion expense. Under certain lease agreements in which the Company leases land, while owning the building and/or parking lot located on that land, the Company is required to return the land to its original condition at the end of the land lease term.  The lessor has the option to require the Company to return the land to its original condition.  It has been determined that in all cases the lessors will require the Company to restore the land.  At May 31, 2004, the Company increased their obligated long-lived assets under property and equipment by $199,048 due to the future estimated costs related to the new store. The Company used an average risk free rate of 2% to discount the estimated obligations and a 40-year useful life for their retired assets in computing the net retirement obligations as of May 31, 2004.  Accretion expense for the years ended May 31, 2004 and May 31, 2003, was $10,031 and $6,911, respectively.

 The reconciliation of the asset retirement obligation is as follows:

Balance, June 1, 2003 – foreign currency rate effective	$351,433
Liabilities incurred	199,048
Accretion expense	10,031

Balance, May 31,2004	$560,512

Depreciation

Depreciation expense charged to operations related to property and equipment during the years ended May 31, 2004 and 2003 was $5,131,945 and $3,340,051, respectively.  See Note 9 for Equipment under capital leases.

NOTE 7 – DEPOSITS AND OTHER ASSETS, AND ACCRUED LIABILITIES

At May 31, 2004, deposits and other assets consisted of the following:

Deposits	$755,590
Prepaid insurance	112,509
Long-term prepaid expenses	85,771
Other	36,401

$990,271

At May 31, 2004, accrued liabilities consisted of the following:

Deferred revenue	$681,443
Salaries and related benefits	482,793
Professional fees	234,615
Income taxes payable	137,508
Other	366,691

$1,903,050

NOTE 8 – LONG-TERM DEBT

In July, November, December 2003, and May 2004, the Company entered into five additional long-term debt agreements with commercial banks totaling approximately $16,491482. The loans were for the construction of the new store.  The loans bear interest rates ranging from 2.01% to 2.75% per annum.  These loans are secured by substantially all of the Company’s assets including the restricted time deposits. Long-term debt at May 31, 2004, consisted of the following:

Loans payable to commercial bank, payable monthly in principal and interest installments ranging from $3,715 to $362,450, interest between 2.5%-2.75% per annum, due 2004 through 2013, secured by substantially all of the Company’s assets including the restricted cash and restricted time deposits.	$21,129,213

Loans payable to commercial bank, payable monthly in principal and interest installments ranging from $12,686 to $25,372, interest at 2.275% per annum, due 2004 through 2006, secured by substantially all of the Company’s assets.	1,877,492

Loan payable to commercial bank, payable monthly in principal and interest installments at $49,384, interest at 2.01 per annum, due 2004 through 2008, unsecured.	2,668,992
Total long-term debt	25,675,697

Less current portion of long-term debt	(4,142,080)

Long-term debt, net of current portion	$21,533,617

The Company’s obligations are collateralized by substantially all of the Company’s assets.  As a common practice in Japan, the Company’s collateral is not allocated to each commercial bank loan.  Rather the commercial banks hold an interest in substantially all of the Company’s assets together, there are no first or second positions.  Upon default of the loans, the Company’s assets would be liquidated and the proceeds from the liquidation would be distributed to the commercial banks based on liquidation preference.  Interest expense related to long-term debt amounted to $452,171 and $383,348, during the years ended May 31, 2004 and 2003, respectively.  Future annual minimum principal payments under long-term debt contracts as of May 31, 2004 are as follows:

Years ending May 31,
2005	$4,142,080
2006	7,871,693
2007	3,896,520
2008	2,345,687
2009	2,030,355
Thereafter	5,389,362

Total long-term debt	$25,675,697

Exam entered into two interest rate swap and finance commitments on November 28, 2003 and March 24, 2004 with Mitsui Sumitomo Bank. First, Exam entered into an agreement whereby they obtained a commitment for financing in the amount of ￥300,000,000 (approximately $2,700,000), which expires on November 28, 2008.  In connection therewith, Exam agreed to pay interest at 1.67%, per annum on the commitment amount, offset by the receipt of interest at 3-month TIBOR (“Tokyo Interbank Offered Rate”).  The proceeds from the loan can be used to refinance or fund new expansion.  Interest payments start on February 29, 2004 and at the end of every three months thereafter until expiration. The effect of the arrangement was to increase interest expense by approximately $22,336 during the year ended May 31, 2004.

In addition, Exam entered into an agreement whereby they obtained a commitment for financing in the amount of ￥100,000,000 (approximately $900,000), which expires on March 24, 2009.  In connection therewith, Exam agreed to pay interest at 1.89%, per annum on the commitment amount, offset by the receipt of interest at 3-month TIBOR.  The proceeds from the loan can be used to refinance or fund new expansion.  Interest payments start on June 24, 2004 and at the end of every three months thereafter until expiration. The effect of the arrangement was to increase interest expense by approximately $3,129 during the year ended May 31, 2004.

The terms of the swap agreements and the hedged items are such that the hedges are considered effective against changes in the fair value of the debt due to changes in the benchmark interest rates over their terms. The fair values of Exam’s interest rate swaps are the estimated amounts it would receive or pay to terminate the agreements as of the reporting dates.  As of May 31, 2004, the fair value of the outstanding swaps was a loss of approximately $122,000.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Investment Banking Agreement

On September 2, 2003, management entered into an agreement for services related to seek a reverse merger partner, a strategic partner or strategic alliances, and, on a best efforts basis, raise additional equity capital.  The Company paid $2,500 per month for seven (7) months, at which date the agreement was cancelled and the monthly fee ceased.  In addition, the Company was required to pay a cash fee of 3.5% for equity financing, and issue common stock equal to 1.0% to 1.5% of the outstanding post-merger shares, upon the close of a transaction.  On June 3, 2004, the transaction was closed with Olympic.  The investment banker earned a fee of 1% of the post merger, post-reverse-stock-split common stock outstanding of Olympic, in accordance with the contract.  The estimated fair value of $360,000 based on the average closing ask prices 15 days prior to, and after, the acquisition of $2.00 per share, less a 10% discount for restricted stock or $1.80 per share.  Also see Note 10.

Director Agreements

On June 17, 2003, the Company’s retained two (2) outside directors. The agreements provide for annual payments of $150,000, plus reimbursement of reasonable expenses.  The agreements expired on June 16, 2004.  Each director was paid $150,000 for the period ending May 31, 2004. In June 2004, new agreements were executed and these provide for annual payments of $100,000, plus reimbursement of reasonable expenses.

Capital Leases

The Company leases pachinko machines and computer equipment under leases that qualify as capital leases.  The pachinko machine leases were for two years and expired on December 24, 2005.  The computer equipment lease is for a term of six years and expires on December 23, 2010.

In connection with the opening of a new store, the Company entered into a lease agreement for various pachinko and slot machines at a cost of $1,339,924.  The lease is for a period of 24 months and requires monthly lease payments ranging from $2,432 to $25,507. Additionally, the Company entered into an agreement to lease computer equipment for $2,721,424. The lease is for 72 months and requires a monthly lease payment of $29,578 and $40,785.  These leases will be accounted for as a capital leases.

Future annual minimum lease payments for equipment accounted for as capital leases as of May 31, 2004 are as follows:

Years ending May 31,
2005	$1,258,767
2006	1,054,251
2007	849,735
2008	522,304
2009	492,537
2010	246,269
Total minimum lease payments	4,423,863
Less amounts representing interest	(296,964)

Present value of future minimum lease payments	4,126,899
Less current portion of capital lease obligations	(1,124,155)

Capital lease obligations, net of current portion	$3,002,744

Interest expense related to capital lease obligations amounted to $131,111 and $43,906 during the years ended May 31, 2004 and 2003, respectively.

Property and equipment at May 31, 2004, include the following amounts for capitalized leases:

Equipment under capital leases	$6,633,748
Less accumulated depreciation	(2,136,612)

Equipment under capital leases, net	$4,497,136

Operating Leases

The Company leases land at five (5) of its gaming locations.  Minimum monthly rental payments under these leases range from $4,927 to $60,756, aggregating total payments of $135,462 per month.  Under Japanese custom, there are often no written agreements for the land leases, and terms are agreed upon orally.  The Company has entered into written agreements for new leases which last twenty (20) years.  Additionally, under Japanese custom, if significant improvements are made to the leased land, the land leases are required to be extended by the lessor for as long as the Company is in operation.  The Company has made significant modifications to the land through construction of buildings and parking lots.  Thus, the terms of the land leases in most cases are indefinite.  The Company leases land from one of its officers.  The monthly lease fee from the officer is $1,792, and the contract expires on May 31, 2005.  For the years ended May 31, 2004 and 2003, total rental expense under all land leases was approximately $1,219,420 and $801,049, respectively.

Future annual minimum payments under non-cancelable operating leases as of May 31, 2004, are as follows:

Years ending May 31,
2005	$985,874
2006	1,021,391
2007	984,797
2008	981,783
2009	974,786
Thereafter	14,046,656
Total future annual minimum lease payments	$18,995,287

NOTE 10 - SHAREHOLDERS’ EQUITY

Preferred Stock

The are 5,000,000 shares of preferred stock authorized to be issued.

In connection with the reverse acquisition of Olympic, Exam shareholders received 1,800,000 Series E convertible preferred stock.  Each share is convertible into ten (10) shares of common stock or a total of 18,000,000 shares.  Since Olympic experienced a change in reporting entity, such shares have been retroactively reflected as outstanding for the periods presented.  The shareholders of Exam contributed 26,100 shares, each, of Series E Preferred stock to two (2) directors for services rendered in connection with going public in the United States on June 3, 2004 and to be rendered in fiscal 2005.  The shares vest 25% on June 3, 2004 and 25% quarterly thereafter.  The shares are convertible into an aggregate of 522,000 shares of common stock.  Exam will record a non-cash charge of $939,600 as compensation expense in fiscal 2005, based on the average closing ask prices 15 days prior to, and after, the acquisition of $2.00 per share, less a 10% discount for restricted stock or $1.80 per share.

In connection with the reverse acquisition on June 3, 2004, the shareholders of Olympic retained 1,000,000 shares of common stock (post stock split as discussed below) and 40,000 shares of Series D convertible preferred stock; each share of Series D preferred is convertible into 25 shares of common stock or an aggregate of 1,000,000 shares. There is a liquidation preference on the Series D of $3.00 per share if not converted.  These shares of common stock and Series D convertible preferred stock are not reflected as outstanding at May 31, 2004, because they will be reported as part of reverse acquisition on June 3, 2004, as a result of the change in reporting entity.  Exam’s investment bankers earned 1% of the transaction, or 200,000 shares with an estimated fair value of $360,000 (see Note 9). Such compensation is to be paid out of escrow by the holder of Series D convertible preferred stock after September 3, 2004.

Stock Spilt

Olympic authorized a one for fifteen (1 for 15) reverse split on the Company’s common stock thereby resulting in 1,000,000 shares issued and outstanding upon the date of the reverse acquisition on June 3, 2004.

Restricted Retained Earnings

As required under Japanese laws, the Company must accumulate 10% of dividends paid until restricted retained earnings amounts to 25% of common stock.  As of May 31, 2004, the Company was in satisfaction of this requirement.

Dividends

During the years ended May 31, 2004 and 2003, the Company paid cash dividends of $72,490 and $83,786, respectively.

NOTE 11 - INCOME TAXES

The following summarizes the provision for income taxes for the years ended May 31, 2004 and 2003:

	2004	2003
Current -
Foreign	$373,502	$420,144
Deferred -
Foreign	86,160	196,720

Provision for income taxes	$459,662	$616,864

Income taxes in the United States of America were not material.  A reconciliation of the expected statutory national income tax provision to the provision for income taxes for the years ended May 31, 2004 and 2003 is as follows:

	2004	2003
Provision for income taxes, at Japan national rate	(30.0)%	30.0%
Increase in income taxes resulting from:
Local income taxes, net of national benefit	(10.4)%	10.4%
Meals	453.1%	7.6%
Penalties	365.4%	—
Other	308.2%	—
Increase in valuation allowance	2,349.0%	7.9%

Provision for income taxes	3,435.3%	55.9%

At May 31, 2004, significant components of the Company’s net deferred taxes are as follows:

2004
Deferred tax assets (liability)
Current assets:
Accrued liabilities	$121,064
Unrealized losses on marketable securities	79,976
Less - Valuation allowance	(98,304)
Total current deferred tax assets	102,736
Noncurrent assets:
Impairment charges	1,121,143
Net operating loss carryforward — United States	378,322
Other	181,529
Noncurrent deferred tax liability – Excess tax depreciation	(602,523)
Less – Valuation allowance	(754,015)
324,456
Total deferred tax assets	$427,192

Management increased its valuation allowance by $314,299 and $87,367 during the years ended May 31, 2004 and 2003, respectively, for certain expenses paid in the United States that will not be deductible in Japan.  At the present time, management cannot determine if there will be income in the United States to offset such expenses, which will be carried forward as net operating losses.  The net operating losses expire in 20 years for United States federal tax purposes and five (5) years for the State of California tax purposes.

NOTE 12 - GAMING OPERATIONS

The Company derives revenue from the operation of pachinko and pachislot games.  The Company is subject to annual licensing requirements established by the Prefectural Public Safety Commission.  The Company must renew this license yearly to operate.  The Company pays sales taxes of 4% of net revenues.

A summary of gross wagers, less winning patron payouts, for the years ended May 31, 2004 and 2003, are as follows:

	2004	2003
Total gross pay-ins	$166,022,684	$130,084,727
Less - winning patron pay outs	(148,603,069)	(115,344,986)

Gaming Revenues	$17,419,615	$14,739,741

NOTE 13 – RELATED PARTY TRANSACTIONS

A director of the Company provides Information Technology services to Exam.  During the years ended May 31, 2004 and 2003, the Company paid $48,934 and $46,409, respectively, to this related party.

The Company’s founder and chairman of the board leases land to the Company.  During the years ended May 31, 2004 and 2003, amounts paid were $43,011 and $39,920, respectively.

NOTE 14 – SUBSEQUENT EVENTS

New Store Opening

In December 2004, the Company plans to open a new store in Oyama, Tochigi, Japan.  The Company purchased portion of the land it will use for $208,409 in July 2004.   In addition, the Company entered into a rent agreement for a portion of the land and parking lots.  The deposit of the land agreement was $137,659 and paid in July 2004.

Loan Receivable in Related Party

On August 31, 2004, the Company received the total due of $250,000 from Next Creation Co., Ltd.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXAM USA, INC.

Date: October 13, 2004	By:	/s/Shinichi Hirabayashi
Shinichi Hirabayashi Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature	Capacity	Date

/s/Shinichi Hirabayashi	Chief Executive Officer and Director	October 13, 2004
Shinichi Hirabayashi

/s/Yoneji Hirabayashi	Chief Financial and Principal Accounting Officer and Director	October 13, 2004
Yoneji Hirabayashis

/s/Akinori Hirabayashi	Director	October 13, 2004
Akinori Hirabayashid