Form 10QSB
period 2004-08-31
EXAM USA, INC.
filed 2004-11-15
CIK 934646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-32849

EXAM USA, INC.

(Exact name of Registrant as specified in its charter)

Nevada	88-0271810
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5902 Bolsa Avenue, Suite 108, Huntington Beach, California	92649
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (714) 895-7772

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock, $0.01 par value	2,000,147 shares of common stock as November 10, 2004

Transitional Small Business Disclosure Format

(Check one):

Yes ☐    No ☒.

EXAM USA, INC.

The terms “we,” “us,” “our,” “the Company,” and “Exam,” as used in this Report on Form 10-QSB refers to Exam USA, Inc., a Nevada Corporation, and its wholly-owned subsidiary, Exam Co. Ltd., a corporation formed under the laws of Japan.

i

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

EXAM USA, INC. (FORMERLY OLYMPIC ENTERTAINMENT GROUP, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

August 31, 2004
(unaudited)
ASSETS (Note 7)
Current assets:
Cash	$7,424,777
Time deposits	1,462,055
Restricted time deposits	2,555,404
Marketable securities (Note 3)	691,557
Inventories	486,332
Deferred income taxes	103,129
Prepaids and other	236,652
Total current assets	12,959,906

Property and equipment, net (Note 5)	26,324,850
Deferred income taxes	325,695
Deposits and other assets (Note 6)	1,264,154
Total assets	$40,874,605

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,588,820
Accrued liabilities (Note 6)	2,419,440
Current portion of long-term debt (Note 7)	4,119,702
Current portion of capital lease obligations	1,144,369
Total current liabilities	10,272,331

Long-term debt, net of current portion (Notes 7)	23,115,518
Swap contract obligation	110,515
Capital lease obligations, net of current portion	2,722,046
Asset retirement obligations (Note 5)	565,844
Minority interest in related entity (Notes 1 and 2)	181,034
Total liabilities	36,967,288

Commitments and contingencies (Note 8)

Shareholders’ Equity (Notes 1, 2 and 9):
Preferred stock, 5,000,000 shares authorized:
Series D convertible preferred stock, $0.01 par value, liquidation value of $3.00 per share, 98,000 shares authorized, 40,000 issued and outstanding	120,000
Series E convertible preferred stock, $0.01 par value, no liquidation value, 1,800,000 shares authorized, issued and outstanding	180,000
Common stock, $0.01 par value, 100,000,000 shares authorized, 1,000,148 shares issued and outstanding	10,001
Additional paid-in capital	594,900
Restricted retained earnings	41,122
Unrestricted retained earnings	2,680,461
Accumulated other comprehensive income	280,833
Total shareholders’ equity	3,907,317
Total liabilities and shareholders’ equity	$40,874,605

See accompanying notes to these consolidated financial statements

EXAM USA, INC. (FORMERLY OLYMPIC ENTERTAINMENT GROUP, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended
	August 31, 2004	August 31,2003
	(unaudited)	(unaudited)
REVENUES:
Gaming (Note 11)	$5,804,914	$3,669,766
Food, beverage and other	120,434	91,771
Total revenues	5,925,348	3,761,537

COST OF REVENUES:
Salaries and wages	1,186,788	851,115
Depreciation	1,434,104	647,928
Facilities and other	1,293,704	833,126
Impairment of equipment (Note 5)	494,171	658,557
Total cost of revenues	4,408,767	2,990,726

Gross profit	1,516,581	770,811

OPERATING EXPENSES:
Marketing and advertising	331,565	194,882
General and administrative	557,899	235,572
Total operating expenses	889,464	430,454

Operating income	627,117	340,357

OTHER INCOME (EXPENSE):
Merger-related fees	(360,000)	—
Interest income	2,657	1,763
Interest expense	(210,660)	(86,182)
Other income	62,495	56,178
Gains on sales of marketable securities	10,412	18,521
Other expense	(13,295)	(40,435)
Total other expense, net	(508,391)	(50,155)

Income before provision for income taxes	118,726	290,202

Provision for income taxes (Note 10)	446,492	303,923

NET LOSS	$(327,766)	$(13,721)

Change in foreign currency translation	6,858	71,455
Change in unrealized gain on marketable securities	14,894	420

TOTAL COMPREHENSIVE INCOME (LOSS)	$(306,014)	$58,154

Basic and diluted loss per common share:
Weighted average number of equivalent common shares	18,967,534	18,000,000
Basic and diluted net loss per equivalent common share	$(0.02)	$(0.01)

See accompanying notes to these consolidated financial statements

EXAM USA, INC. (FORMERLY OLYMPIC ENTERTAINMENT GROUP, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Common Stock		Additional Paid-in	Restricted Retained	Unrestricted Retained	Accumulated Other Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Earnings	Income	Equity
Balances, June 1, 2004	—	$—	1,800,000	$180,000	—	$—	$—	$41,122	$3,229,186	$259,081	$3,709,389
Common and preferred stock retained by Olympic shareholders	40,000	120,000	—	—	1,000,148	10,001	—	—	(130,001)	—	—
Value of merger related expenses	—	—	—	—	—	—	360,000	—	—	—	360,000
Amortization of stock issued to directors	—	—	—	—	—	—	234,900	—	—	—	234,900
Dividends declared to shareholders	—	—	—	—	—	—	—	—	(90,958)	—	(90,958)
Net Loss	—	—	—	—	—	—	—	—	(327,766)	—	(327,766)
Change in unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	14,894	14,894
Foreign currency translation	—	—	—	—	—	—	—	—	—	6,858	6,858
Balances, August 31, 2004 (unaudited)	40,000	$120,000	1,800,000	$180,000	1,000,148	$10,001	$594,900	$41,122	$2,680,461	$280,833	$3,907,317

See accompanying notes to these consolidated financial statements

EXAM USA, INC. (FORMERLY OLYMPIC ENTERTAINMENT GROUP, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Three Months Ended
	August 31, 2004	August 31, 2003
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(327,766)	$(13,721)
Adjustments to reconcile net loss to net cash provided by operating activities:	—	—
Depreciation and accretion expense	1,443,701	659,135
Impairment of property and equipment	494,171	658,557
Fair value of shares issued to directors and placement agent	594,900	-
Gains on sales of marketable securities	(10,412)	(18,521)
Minority interest	13,295	24,111
Changes in operating assets and liabilities:
Inventories	(36,351)	11,802
Prepaids and other	231,913	(153,664)
Accounts payable	(10,332)	(145,987)
Accrued liabilities	419,126	(35,365)
Net cash provided by operating activities	2,812,245	986,347

Cash flows from investing activities:
Purchases of property and equipment	(2,812,813)	(2,284,614)
Proceeds from sales of property and equipment	21,992	14,309
Purchases of marketable securities	(130,452)	(554,695)
Proceeds from sales of marketable securities	377,279	344,507
Time deposits	(299,406)	(43,206)
(Borrowing) Receipts on loan receivable	364,697	16,862
Other assets	(273,941)	53,231
Net cash used in investing activities	(2,752,644)	(2,453,606)

Cash flows from financing activities:
Payments on capital lease obligations	(276,905)	(98,272)
Borrowings of long-term debt	2,735,230	2,192,057
Payments on long-term debt	(1,159,555)	(590,422)
Net cash provided by financing activities	1,298,770	1,503,363

Foreign currency effect on cash	13,436	37,248

Net increase in cash	1,371,807	73,352

Cash, beginning of period	6,052,970	2,409,215

Cash, end of period	$7,424,777	$2,482,567

Cash paid during the year for :
Interest	$210,660	$79,775
Income taxes	$138,895	$174,289

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

On June 3, 2004, the Company completed a reverse acquisition of Olympic Entertainment Group, Inc. (“Olympic”), a Nevada Corporation, pursuant to an agreement dated February 9, 2004, as amended June 3, 2004.  At the time of acquisition, Olympic had no revenues and no significant assets.  It was considered a blank-check company prior to the acquisition.  In connection with the acquisition, Olympic issued to the then existing shareholders of the Company 1,800,000 shares of Olympic Series E preferred stock in exchange for their shares of stock in the Company.  The Series E preferred stock was convertible into 18,000,000 newly issued, post-split shares of its common stock or 90% of the outstanding common stock of Olympic; Olympic shareholders retained 1,000,148 post-split shares of common stock and 40,000 Series D convertible preferred stock, convertible into 1,000,000 shares of common stock.  Merger expenses incurred by the Company amounted to $360,000 which was a non-cash 1% investment banking fee (Note 8), which was charged to operations in 2004.  Effective August 9, 2004 the Company changed its name from Olympic Entertainment Group, Inc. to EXAM USA, INC.

During the three months ended August 31, 2003, the Company operated four (4) stores which offer Pachinko (Japanese pinball) gaming entertainment, three (3) stores are located in the Aichi prefecture and one (1) store which is in the Tochigi prefecture just north of Greater Kanto Area in Japan.  In December 2003, the Company opened a new store and now currently operates five (5) stores.  The Company has commenced construction of its 6th store, which is scheduled to open in December 2004.  The Company receives income from cigarettes, non-alcoholic beverages and sundry items, as well as from two small restaurants which are not considered significant.  Japanese law regulates Pachinko gaming and the local police enforce laws.  Pachinko gaming is one of the largest business segments in Japan.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”) regarding interim financial reporting.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America.  Refer to the Company’s Annual Report on Form 10-KSB for the year ended May 31, 2004 for additional information.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented.  Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the condensed consolidated financial statements and accompanying disclosures.  Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results maybe different from the estimates.  The results of operations for the three months ended August 31, 2004, are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

Change in Reporting Entity

As discussed above, the acquisition of EXAM by Olympic will be accounted for as a reverse acquisition, whereby the assets and liabilities of EXAM are reported at their historical cost.  The assets and liabilities of Olympic will be recorded at fair value on June 3, 2004, the date of close.  No goodwill will be recorded in connection with the reverse acquisition.  The reverse acquisition resulted in a change in reporting entity of Olympic for accounting and reporting purposes.  Accordingly, the financial statements reported herein have been retroactively restated for all periods presented to report the historical financial position, results of operations and cash flows of EXAM. Since the shareholders of EXAM retained 1,800,000 shares of Series E convertible preferred stock in the connection with the reverse acquisition, which are yet to be converted into common stock, such shares of Series E preferred stock are reflected in the accompanying statements of stockholders’ equity as if these were outstanding for all periods presented.  The Series D convertible preferred stock and the common stock retained by the Olympic shareholders will be reported on the date of acquisition on June 3, 2004.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of EXAM USA, EXAM, and Daichi Co., Ltd., a 50% owned subsidiary.  All significant inter-company transactions have been eliminated in consolidation.

Interest Rate Swap Agreements

Interest rate swap agreements (see Note 7) and the hedged items are such that the hedges are considered effective against changes in the fair value of the debt due to changes in the benchmark interest rates over their terms. As a result, the shortcut method provided by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 149, is applied and there is no need to periodically reassess the effectiveness of the hedges during the terms of the swaps. Interest expense on the debt is adjusted to include net payments made or received under the hedge agreements. The fair value of the swaps are carried as an asset or a liability in the consolidated balance sheet and the carrying value of the hedged debt is adjusted accordingly.  The fair values of EXAM’s interest rate swaps are the estimated amounts it would receive or pay to terminate the agreements as of the reporting dates.

Advertising

Advertising costs are expensed as incurred.  Advertising expenses for the three months ended August 31, 2004 and 2003 (unaudited) were $314,525 and $176,407, respectively.

Comprehensive Income (Loss)

Accumulated other comprehensive income at August 31, 2004, consisted of foreign currency translation gains of $293,284 and unrealized losses on marketable securities of $12,451.

Earnings Per Common Share

The Company presents basic earnings per share (“EPS”) and diluted EPS on the face of all statements of operations. Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period, plus the Series E preferred shares which were retained by the shareholders of EXAM which are automatically convertible into 18,000,000 shares of common stock during the periods presented. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three months ended August 31, 2004 (unaudited) were 1,000,000; no amounts were considered dilutive in the comparable period in 2003. Because of the loss incurred during the three months ended August 31, 2004, such shares were not included in the weighted average shares since their effects are anti-dilutive.

NOTE 3 – MARKETABLE SECURITIES

Cost, as adjusted for impairments, and fair market values of marketable securities, accounted for as available-for-sale securities, at August 31, 2004 (unaudited), are as follows:

Securities available for sale	Adjusted Cost Basis	Unrealized Gain	Unrealized Losses	Fair Value
Equity Mutual Fund – Japan	$19,375	$1,910	$—	$21,285
Common stocks – Japan	704,073	—	34,158	669,915
Government securities – Japan	357	—	—	357
Total	$723,805	$1,910	$34,158	$691,557

NOTE 4 – RELATED PARTY LOANS RECEIVABLE

Loans Receivable from Related Parties

On March 10, 1998, EXAM loaned $236,068 to Next Creation Co., Ltd., a related party through common relationship, to finance its operations.  The loan accrues interest at 3.65% from 1998 until February 28, 2002 and at 1.83% thereafter. The loan was due and fully satisfied on August 31, 2004.

On December 17, 2003, Daichi Co., Ltd. loaned $101,172 to Next Creation Co., Ltd. to finance its operations. The interest rate is 1.825%, due and payable monthly, with the principal portion due at the Company’s demand loan was due and fully satisfied on August 31, 2004.

NOTE 5 - PROPERTY AND EQUIPMENT

At August 31, 2004 (unaudited), property and equipment consisted of the following:

Land	$2,693,513
Buildings and improvements	23,435,810
Pachinko machines and computer equipment	15,720,538
Construction in progress	1,261,898
43,111,759
Less accumulated depreciation	(16,786,909)
$26,324,850

Impairments

During the three months ended August 31, 2004 and 2003 (unaudited), the Company retired pachinko and pachislot machines, and certain computer equipment prior to the end of their useful lives resulting in losses of $494,171 and $658,557, respectively.

Depreciation

Depreciation expense charged to operations related to property and equipment during the three months ended August 31, 2004 and 2003 (unaudited) was $1,434,104 and $647,928, respectively.

NOTE 6 – DEPOSITS AND OTHER ASSETS, AND ACCRUED LIABILITIES

New Store Opening

In December 2004, the Company plans to open a new store in Oyama, Tochigi, Japan.  The Company purchased a portion of the land it will use for $257,780 in July 2004.   In addition, the Company entered into a rent agreement for a portion of the land and parking lots.  The deposit for land agreement was $261,797 and paid in July 2004.

At August 31, 2004 (unaudited), deposits and other assets consisted of the following:

Deposits	$959,704
Prepaid insurance	116,785
Long-term prepaid expenses	123,837
Other	63,828

$1,264,154

At August 31, 2004 (unaudited), accrued liabilities consisted of the following:

Deferred revenue	$819,036
Salaries and related benefits	610,556
Professional fees	220,647
Income taxes payable	444,903
Other	324,298

$2,419,440

NOTE 7 – LONG-TERM DEBT

Long-term debt at August 31, 2004 (unaudited), consisted of the following:

Loans payable to commercial bank, payable monthly in principal and interest installments ranging from $3,729 to $363,835, interest between 2.5%-2.75% per annum, due 2004 through 2013, secured by substantially all of the Company’s assets including the restricted cash and restricted time deposits.	$20,560,215

Loans payable to commercial bank, payable monthly in principal and interest installments ranging from $25,468 to $45,479, interest at 2.275% per annum, due 2004 through 2009, secured by substantially all of the Company’s assets.	4,255,048

Loan payable to commercial bank, payable monthly in principal and interest installments of approximately $49,572 stated interest of 2.01% per annum, due 2004 through 2008, unsecured (see interest swap agreement below).	2,419,957

Total long-term debt	27,235,220

Less current portion of long-term debt	(4,119,702)

Long-term debt, net of current portion	$23,115,518

The Company’s obligations are collateralized by substantially all of the Company’s assets.  As a common practice in Japan, the Company’s collateral is not allocated to each commercial bank loan.  Rather the commercial banks hold an interest in substantially all of the Company’s assets together, there are no first or second positions.  Upon default of the loans, the Company’s assets would be liquidated and the proceeds from the liquidation would be distributed to the commercial banks based on liquidation preference.  Interest expense related to long-term debt amounted to $195,595 and $105,700, during the three months ended August 31, 2004 and 2003 (unaudited), respectively.

Interest Swap Agreements

EXAM entered into two interest rate swap agreements on November 28, 2003 and March 24, 2004 with Mitsui Sumitomo Bank. First, EXAM entered into an agreement whereby they obtained financing in the amount of ￥300,000,000 (approximately $2,700,000), which expires on November 28, 2008.  In connection therewith, EXAM agreed to a contract to pay interest at 1.67%, per annum on ¥300,000,000, offset by the receipt of interest at the 3-month TIBOR (“Tokyo Interbank Offered Rate”).  Interest payments start on February 29, 2004 and are payable at the end of every three months thereafter until expiration. The effect of the arrangement was to increase interest expense by approximately $10,936 during the three months ended August 31, 2004 (unaudited).  In addition, EXAM was required to enter into an agreement for a ¥100,000,000 (approximately $900,000), interest swap contract which expires on March 24, 2009.  In connection therewith, EXAM agreed to pay interest at 1.89%, per annum on the face amount of the contract, offset by the receipt of interest at 3-month TIBOR.  Interest payments commenced on June 24, 2004 and are payable at the end of every three months thereafter until expiration. The effect of the arrangement was to increase interest expense by approximately $4,129 during the three months ended August 31, 2004 (unaudited).

The Company was induced to enter into the interest swap contracts to obtain financing and therefore a cost of the borrowings.  On the date the contracts were executed, the fair value of the contract was a liability in the amount of approximately $122,000 and accordingly, such amount was reported as a discount to the note, and accreted to interest expense using the effective interest method.  The fair values of EXAM’s interest rate swaps are the estimated amounts it would receive or pay to terminate the agreements as of the reporting dates as determined by the bank.  As of August 31, 2004, the fair value of the outstanding swaps was a liability $110,515.   The effective interest rate on the debt is approximately 5.26%.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Investment Banking Agreement

On September 2, 2003, management entered into an agreement for services related to seeking a reverse merger partner, a strategic partner or strategic alliances, and, on a best efforts basis, raise additional equity capital.  The Company paid $2,500 per month for seven (7) months, at which date the agreement was cancelled and the monthly fee ceased.  In addition, the Company was required to pay a cash fee of 3.5% for equity financing, and issue common stock equal to 1.0% to 1.5% of the outstanding post-merger shares, upon the close of a transaction.  On June 3, 2004, the transaction was closed with Olympic.  The investment banker earned a fee of 1% of the post-merger, post-reverse-split common stock outstanding of Olympic or 200,000 shares, in accordance with the contract.  Such compensation is to be paid out of escrow by the holders of Series D convertible preferred stock after September 3, 2004. Management estimated the fair value of the compensation based on the average closing ask prices 15 days prior to, and after, the acquisition of $2.00 per share, less a 10% discount for restricted stock or $1.80 per share or $360,000.

Director Agreements

On June 17, 2003, the Company’s retained two (2) outside directors. The agreements provide for annual payments of $150,000, plus reimbursement of reasonable expenses.  The agreements expired on June 16, 2004.  In June 2004, new agreements provide for annual payments of $100,000, plus reimbursement of reasonable expenses. Also see below for additional stock-based compensation received.

NOTE 9 - SHAREHOLDERS’ EQUITY

Preferred Stock

In connection with the reverse acquisition of Olympic, EXAM shareholders received 1,800,000 Series E convertible preferred stock.  Each share is convertible into ten (10) shares of common stock or a total of 18,000,000 shares.  Since Olympic experienced a change in reporting entity, such shares have been retroactively reflected as outstanding for the periods presented.

In connection with the reverse acquisition on June 3, 2004, the shareholders of Olympic retained 1,000,000 shares of common stock (post stock split as discussed below) and 40,000 shares of Series D convertible preferred stock; each share of Series D preferred is convertible into 25 shares of common stock or an aggregate of 1,000,000 shares. There is a liquidation preference on the Series D of $3.00 per share if not converted.  These shares of common stock and Series D convertible preferred stock are reflected as part of the reverse acquisition on June 3, 2004, as a result of the change in reporting entity.  On or about September 16, 2004, the holders of the Series D convertible preferred stock converted the 40,000 shares into 1,000,000 shares of common stock.

Stock-based Compensation

The shareholders of EXAM contributed 26,100 shares, each, of Series E Convertible Preferred stock to two (2) directors for services rendered in connection with going public in the United States on June 3, 2004 and for services to be rendered in fiscal 2005.  The shares vest 25% on June 3, 2004, and 25% quarterly thereafter.  The shares are convertible into an aggregate of 522,000 shares of common stock.  EXAM will record a non-cash charge of $939,600 as compensation expense in fiscal 2005, based on the average closing ask prices 15 days prior to, and after, the acquisition of $2.00 per share, less a 10% discount for restricted stock or $1.80 per share.   During the three months ended August 31, 2004 (unaudited), the Company recorded $234,900 of vested compensation expense.

NOTE 10 - INCOME TAXES

Income taxes in the United States of America were not material.  Management increased its valuation allowance by $184,716 during the three months ended August 31, 2004, for certain expenses paid in the United States that will not be deductible in Japan.  At the present time, management cannot determine if there will be income in the United States to offset such expenses, which will be carried forward as net operating losses.  The net operating losses expire in twenty years for United States federal tax purposes and five years for the State of California tax purposes.

NOTE 11 - GAMING OPERATIONS

The Company derives revenue from the operation of pachinko and pachislot games.  The Company is subject to annual licensing requirements established by the Prefectural Public Safety Commission.  The Company must renew this license yearly to operate.  The Company pays a national sales tax of 4%, and a local sales tax of 1% on net revenues.

A summary of gross wagers, less winning patron payouts, for the three months ended August 31, 2004 and 2003 (unaudited), are as follows:

	2004	2003
	(unaudited)	(unaudited)
Total gross pay-ins	$51,194,232	$32,387,594
Less - winning patron pay outs	(45,389,318)	(28,717,828)

Gaming Revenues	$5,804,914	$3,669,766

ITEM 2.                                                                       MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Form 10-QSB contains forward-looking statements based on our current expectations. In some cases, you can identify these statements by terminology such as “may”, “should”, “plans”, “believe”, “will”, “anticipate”, “estimate”, “expect”, or “intend”, including their opposites or similar phrases or expressions.  You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements.  These forward-looking statements should not be regarded as a representation by the Company or any other person that the events or plans of the Company will be achieved.  Actual results may differ materially from these forward looking statements.

To gain a better understanding of the risk factors that may tend to influence the accuracy of our forward looking statements, we recommend that you read the risk factors identified in the Company’s Annual Report on Form 10-KSB for the year ended May 31, 2004.   Although we believe that the risks described in the 10-KSB represent all material risks currently applicable to us, additional risks and uncertainties not presently known to us or that are currently not believed to be important to us may also affect our actual future results and could harm our business, financial condition and results of operations.

Overview

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

Impairment of Long-Lived Assets and Intangibles

We review the carrying value of our long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable annually. Unforeseen events and changes in circumstances and market conditions and material differences in estimates of future cash flows could negatively affect the fair value of our assets and result in an impairment charge. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties. Fair value can be estimated utilizing a number of techniques including quoted market prices, prices for comparable assets, or other valuation processes involving estimates of cash flows, multiples of earnings or revenues.  For land impairments, we have used government prefecture estimated fair values they use for assessing taxes.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the bases used for financial reporting and income tax reporting of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We have provided valuation allowances because we feel that certain deferred tax assets generated in the United States will not be recovered through future operations.

Interest Rate Swap Agreements

We entered into an interest swap agreement because we were required to do so by our creditor.  At the date we entered into the swap agreement, the settlement value was approximately $122,000.  At such date we determined that this was a cost of funds and we discounted the note by the corresponding of the fair value of liability for the swap.   Interest expense on the debt is adjusted to include net payments made or received under our swap agreements.  The fair values of the swaps are carried as an asset or a liability in the consolidated balance sheet and the carrying value of the debt is adjusted accordingly.  The effect of the interest swap agreements was increase the stated rate of our borrowings from 2.01% to approximately 5.26%, based on current rates.  In the event the short-term referenced interest rate (TIBOR) rise, the cost of the borrowings will be effectively reduced.

Results of Operations

Three Months Ended August 31, 2004 Compared to Three Months Ended August 31, 2003

Operating Revenues and Costs

A summary of the gaming revenues for the three-month periods ended August 31, 2004 and 2003 are as follows:

	2004		2003
	Amount	Percentage	Amount	Percentage
Patron wagers (pay-ins)	$51,194,232	100.0%	$32,387,594	100.0%
Patron payouts	(45,389,318)	(88.7)	(28,717,828)	(88.7)
Gaming revenues	$5,804,914	11.3%	$3,669,766	11.3%

Consistent with the gaming industry, we report our revenues as the net of wagers less payouts.  During the three month period our gaming revenues increased by $2,135,148 from 2003 to $5,804,914 in 2004, an increase of 58.2%.  During such time our total number of pachinko and pachislo machines increased by 640 to 2272, an increase of 39.2%.  Approximately $1,760,000 was related to the opening of the new store in December 2003.  After excluding the effect of the new store, our same-store revenues (stores that have been opened for at lease one year) increased 11.5%, which is largely attributable to increased gaming revenues at our store that opened in July 2001.  Such store operates 588 machines and is our second largest store.  In the same period other revenues, which consist of food, limited beverages and sundry items, increased by $28,663 to $120,434 or 31.2%.

Our gross wagers increased by $18,806,638 or 58.1% from the three months ending August 31, 2003 to $51,594,232  in the three months ending August 31, 2004.  Our new store, which opened in December 2003, contributed $14,871,610 to such increase in wagers.  Our payouts increased by $16,671,490 or 58.1% from the first three-month ending August 31, 2003 to $45,389,318 in the first three-month ending August 31, 2004.  Our payouts as a percentage of wagers were unchanged in both periods at 88.7% since all stores, including our new store, which had a higher payout rate for the first six months after opening to attract new customers, were operating at normal payout rates for the three-month period ending August 31, 2004.

Cost of Revenues

Costs of revenues as a percentage of total revenues for the quarterly periods ended August 31, 2004 and 2003 are as follows:

	2004	2003
Depreciation	24.2%	17.2%
Salaries & Wages	20.0%	22.6%
Other Overhead	21.8%	22.1%
Impairment of property and equipment	8.3%	17.5%
Total cost of revenues	74.3%	79.4%

Cost of revenues for the three months ended August 31, 2004 increased by $1,418,041 or 47.4 % from $2,990,726 to $4,408,767 compared to the three months ended August 31, 2003.   As a percentage of revenues, our costs in the first quarter of fiscal year 2005 decreased to 74.3% from 79.4% for the same quarter in fiscal year 2004.  The large contributors to this increase are depreciation expense, store rent expense, payroll and employee benefits due to addition of our new store in December 2003.  Depreciation expense is accelerated in the year of acquisition for machines acquired.  In addition, we provided impairments for machines which were removed from service prior to their useful life.  Machine lives are generally two to three years, depending on technologies, playing habits and customer preference.  We are experiencing high turnover of our machines because of player desires.

Marketing and Advertising Expense

Marketing and advertising expenses increased by $136,683 from $194,882 for the first quarter of fiscal year 2004 to $331,565 for the first quarter of fiscal year 2005. The increase is attributable to the new store that opened in December 2003 and the other store opened in 2001, whereby we spent $218,660 for marketing and advertising expenses.  Our primary expenses related to preparing flyers for delivery in newspapers aimed at approximately 80,000 subscribers.  As a percentage of revenues, we spent 5.2  % and 5.6%, in the first quarter of fiscal years 2004 and 2005, respectively, which is comparable, but up slightly due to one store’s advertising expenses increasing by $72,394 despite a significant revenue increase contributed by the new store opened in December 2003.

General and Administrative Expenses

General and administrative expenses for the quarter ended August 31, 2004 increased by $322,327 or 136.8% from $235,572 for the same period in the prior year. General and administrative expenses for the quarter ended August 31, 2004 constituted 9.4 % of revenues in comparison to 6.3 % for the same period ended in 2003. The increase in general and administrative costs can be attributed primarily to a charge for stock-based compensation for to two non-employee directors in the aggregate amount of $234,900.  Additional expenditures were made for accounting and administration in 2004 versus 2003.

Other Income and Expenses

Interest expense increased by $124,478 to $210,660 in the quarter ended August 31, 2004, from $86,182 for the same period in 2003, an increase of 144.4%.  This increase is due to borrowings under the Company’s credit facility and capital lease financing arrangements and an increase in the interest rates on our borrowings. For the first quarter ending August 31, 2004, the Company recorded a one time charge for reverse merger related investment banking fees in the form of 200,000 shares of the its common shares at $1.80 per share, which resulted in $360,000 of merger related expense.

Income Taxes

Income taxes expense increased by $142,569 to $446,492 for the quarter ended August 31, 2004, from $303,923 in for the same period in the prior year. We have incurred expenses in the United States of America and we have no income in the United States, thus such expenses will result in net operating losses to be carried forward, for which a valuation allowance is deemed required for the related deferred tax assets.

Net income (loss)

We incurred a net loss for the quarter ending August 31, 2004 of $327,766 versus net loss of $13,721 for the same period in 2003.  This increase in net loss can be attributed to the non-cash charges associated with the investment banking fees from the reverse merger and the stock based compensation for two non-employee directors.

Liquidity and Sources of Capital

Cash Flows

During the quarter ended August 31, 2004 and 2003, we generated $2,812,245 and $986,347, respectively, of cash flows from operating activities.  Our cash provided by operating activities in fiscal 2004 and 2003, included non-cash depreciation, impairment losses and shares issued to non-employee directors and an investment banker aggregating $2,532,772 and $1,317,692 respectively.  Our increase in cash generated in fiscal year 2005 relates primarily to non-cash compensation provided to directors and the investment banker related to the reverse merger completed in June 3, 2004.

During the quarters ended August 31, 2004 and 2003, we used cash of $2,752,644 and $2,453,606, respectively on investing activities.  During such periods, we spent approximately $3,240,731 and $2,780,303, respectively, for capital additions.  The 2004 expenditures included approximately $1,062,549 for the new building that will house a new store tentatively scheduled to open in December 2004.  The total cost of the new building will be approximately $9,000,000.  In addition, our capital additions generally consisted of purchases of pachinko/pachislo machines. During the three-month ended August 31, 2004, our machine purchases were approximately $863,619.

During the quarter ended August 31, 2004, we provided cash of $1,298,770 from financing activities.  During this period, we borrowed $2,735,230 from a bank, and we repaid debt totaling $1,159,555.  We used funds for building construction and increased working capital.  In fiscal 2003, we used cash in our financing activities in the amount of $1,503,363.  We repaid long-term debt of $590,422 during the first quarter in 2003.

Liquidity

Our working capital balance as of August 31, 2004 was $2,687,575 and our unrestricted cash balance was $7,424,777.  During 2005, we expect to spend approximately $9,000,000 on our new store opening in December 2004.  We are financing most of these expenditures with long-term debt and capital leases.

We believe that our cash balances, cash flow from operations, and available lines of credit will be sufficient to cover any capital required to fund maturing debt obligations and any other contemplated capital expenditures and short-term funding requirements for the next twelve months.  We may also finance our expansion through the public or private sale of additional debt or equity securities.

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

ITEM 3.     CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on Form 10-QSB. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures need improvement to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the requisite time periods.

In connection with its review of the our consolidated financial statements for the year ended May 31, 2004, McKennon, Wilson & Morgan LLP, the Company’s independent accountants, advised management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness, including, inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting matters; failure to perform timely reviews, substantiation and evaluation of certain general ledger account balances; lack of procedures or expertise needed to prepare all required disclosures; and evidence that employees lack the qualifications and training to fulfill their assigned functions.  McKennon, Wilson & Morgan LLP indicated that they considered these deficiencies to be a material weakness as that term is defined under standards established by the American Institute of Certified Public Accountants. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal control from reducing to an appropriately low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis. We considered these matters in connection with the quarter-end closing of accounts and preparation of financial statements as and for the quarter ended August 31, 2004 and determined that no prior period financial statements were materially affected by such matters.

In response to the observations made by McKennon, Wilson & Morgan LLP, we will proceed more expeditiously with our existing plan to enhance our internal controls and procedures, which we believe addresses each of the matters raised by, McKennon, Wilson & Morgan LLP.

PART II OTHER INFORMATION

ITEM 1.                       LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings

ITEM 2.                       CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

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

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS AND REPORT ON FORM 8-K.

(a)          Exhibits:

31.1                     Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                     Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32                              Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K:

Current report on Form 8-K/A filed on August 9, 2004, to include the required financial statements of the recently acquired Exam USA, Inc.

Current report on Form 8-K filed on August 23, 2004, to report a change in the Registrant’s fiscal year end.

Current report on Form 8-K filed on September 1, 2004, to report a change in the Registrant’s ticker symbol.

Current report on Form 8-K filed on September 9, 2004, to report a change in our certified public accountant

Current report on Form 8-K/A filed on September 16, 2004, to attach as an exhibit to the Form 8-K reporting a change in certified public accountants a letter from the prior certified public accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXAM USA, INC.

Dated: November 12, 2004

By:	/s/ Shinichi Hirabayashi
Shinichi Hirabayashi
President & Chief Executive Officer

/s/ Yoneji Hirabayashi
Yoneji Hirabayashi
Chief Financial Officer
(signed both as an
officer duly authorized to sign on
behalf of the Registrant and principal
financial officer and chief accounting
officer)