Form 10QSB
period 2004-11-30
EXAM USA, INC.
filed 2005-01-20
CIK 934646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-32849

EXAM USA, INC.

(Exact name of Registrant as specified in its charter)

Nevada	88-0271810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5912 Bolsa Avenue, Suite 108, Huntington Beach, California	92649
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock, $0.01 par value	2,000,148 shares of common stock as January 10, 2005

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

CONSOLIDATED BALANCE SHEET

November 30, 2004 (Unaudited)

ASSETS (Note 7)
Current assets:
Cash	$6,665,073
Time deposits	1,739,385
Restricted time deposits	3,159,946
Marketable securities (Note 3)	907,876
Inventories	550,730
Deferred income taxes	174,745
Prepaids and other	331,169
Total current assets	13,528,924

Property and equipment, net (Note 5)	34,555,074
Deferred income taxes	342,617
Deposits and other assets (Note 6)	1,391,703
Total assets	$49,818,318

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,038,399
Accrued liabilities (Note 6)	2,668,992
Current portion of long-term debt (Note 7)	6,979,878
Current portion of capital lease obligations	1,240,404
Total current liabilities	17,927,673

Long-term debt, net of current portion (Notes 7)	23,916,351
Swap contract obligation	104,987
Capital lease obligations, net of current portion	2,592,387
Asset retirement obligations	608,143
Deferred revenue	79,011
Minority interest in related entity (Notes 1 and 2)	186,976
Total liabilities	45,415,528

Commitments and contingencies (Note 8)
Shareholders’ Equity (Notes 1, 2 and 9):
Preferred stock, 5,000,000 shares authorized:
Series D convertible preferred stock, $0.01 par value, liquidation value of $3.00 per share, 98,000 shares authorized, none issued and outstanding
Series E convertible preferred stock, $0.01 par value, no liquidation value, 1,800,000 shares authorized, issued and outstanding	180,000
Common stock, $0.01 par value, 100,000,000 shares authorized, 2,000,148 shares issued and outstanding	20,001
Additional paid-in capital	939,800
Restricted retained earnings	41,122
Unrestricted retained earnings	2,733,543
Accumulated other comprehensive income	488,324
Total shareholders’ equity	4,402,790
Total liabilities and shareholders’ equity	$49,818,318

See accompanying notes to these consolidated financial statements

EXAM USA, INC. (FORMERLY OLYMPIC ENTERTAINMENT GROUP, INC.)
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended		For the Six Months Ended
	November 30, 2004	November 30, 2003	November 30, 2004	November 30, 2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES:
Gaming (Note 11)	$5,812,252	$3,639,326	$11,617,166	$7,309,092
Food, beverage and other	169,517	132,041	289,951	223,812
Total revenues	5,981,769	3,771,367	11,907,117	7,532,904

COST OF REVENUES:
Salaries and wages	553,872	421,800	1,740,660	1,272,915
Depreciation	1,260,414	872,873	2,694,518	1,520,801
Facilities and other	1,514,256	790,624	2,807,960	1,623,750
Impairments (Note 5)	565,229	512,313	1,059,400	1,170,870
Total cost of revenues	3,893,771	2,597,610	8,302,538	5,588,336

Gross profit	2,087,998	1,173,757	3,604,579	1,944,568

OPERATING EXPENSES:
Marketing and advertising	364,406	178,990	695,971	373,872
General and administrative	1,064,782	713,481	1,622,681	949,053
Total operating expenses	1,429,188	892,471	2,318,652	1,322,925

Operating income	658,810	281,286	1,285,927	621,643

OTHER INCOME (EXPENSE):
Merger-related fees	—	—	(360,000)	—
Interest income	894	557	3,551	2,320
Interest expense	(228,609)	(139,714)	(439,269)	(225,896)
Other income	35,035	103,349	97,530	159,527
Gains on sales of marketable securities	44,909	83,946	55,321	102,467
Other expense	(40,858)	(411)	(54,153)	(40,846)
Total other income (expense), net	(188,629)	47,727	(697,020)	(2,428)

Income before provision for income taxes	470,181	329,013	588,907	619,215

Provision for income taxes (Note 10)	410,847	362,220	857,339	666,143

NET INCOME (LOSS)	$59,334	$(33,207)	$(268,432)	$(46,928)

Change in foreign currency translation	240,455	433,921	247,313	505,376
Change in unrealized gain on marketable Securities	(32,964)	(83,021)	(18,070)	(82,601)

TOTAL COMPREHENSIVE INCOME (LOSS)	$266,825	$317,693	$(39,189)	$375,847
Basic and diluted loss per common share:
Weighted average number of equivalent common shares	19,813,335	18,000,000	19,390,434	18,000,000
Basic and diluted net loss per equivalent common share	$0.01	$(0.01)	$(0.01)	$(0.01)

See accompanying notes to these consolidated financial statements

EXAM USA, INC. (FORMERLY OLYMPIC ENTERTAINMENT GROUP, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Common Stock		Additional Paid-in	Restricted Retained	Unrestricted Retained	Accumulated Other Comprehensive	Shareholders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Earnings	Income	Equity

Balances, June 1, 2004	—	$—	1,800,000	$180,000	—	$—	$—	$41,122	$3,229,186	$259,081	$3,709,389
Common and D Preferred stock retained by Olympic shareholders	40,000	120,000	—	—	1,000,148	10,001	—	—	(130,001)	—	—
Value of merger related expenses	—	—	—	—	—	—	360,000	—	—	—	360,000
Amortization of stock issued to directors	—	—	—	—	—	—	469,800	—	—	—	469,800
Dividends declared to shareholders	—	—	—	—	—	—	—	—	(97,210)	—	(97,210)
Conversion of D Preferred stock	(40,000)	(120,000)	—	—	1,000,000	10,000	110,000	—	—	—	—
Net Loss	—	—	—	—	—	—	—	—	(268,432)	—	(268,432)
Change in unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	(18,070)	(18,070)
Foreign currency translation	—	—	—	—	—	—	—	—	—	247,313	247,313

Balances, November 30, 2004 (unaudited)	—	$—	1,800,000	$180,000	2,000,148	$20,001	$939,800	$41,122	$2,733,543	$488,324	$4,402,790

See accompanying notes to these consolidated financial statements

EXAM USA, INC. (FORMERLY OLYMPIC ENTERTAINMENT GROUP, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	November 30, 2004	November 30, 2003
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(268,432)	$(46,928)
Adjustments to reconcile net loss to net cash provided by operating activities:	—	—
Depreciation and accretion expense	2,721,888	1,543,811
Impairment of property and equipment	1,059,400	1,170,870
Fair value of shares issued to directors and placement agent	829,800
Gains on sales of marketable securities	(55,321)	(102,467)
Minority interest	7,258	9,202
Changes in operating assets and liabilities:
Inventories	(65,936)	(62,171)
Deferred income taxes	(55,851)	6,846
Prepaids and other	177,342	(498,020)
Accounts payable	1,304,213	175,982
Accrued liabilities	667,950	(310,929)
Net cash provided by operating activities	6,322,311	1,886,196

Cash flows from investing activities:
Purchases of property and equipment	(7,773,602)	(4,631,598)
Proceeds from sales of property and equipment	137,433	101,049
Purchases of marketable securities	(416,380)	(1,332,547)
Proceeds from sales of marketable securities	520,085	1,112,569
Time deposits	(874,653)	(467,256)
Receipts on loan receivable	367,681	17,394
Other assets	(332,331)	(93,682)
Net cash used in investing activities	(8,371,767)	(5,294,071)

Cash flows from financing activities:
Payments on capital lease obligations	(562,233)	(178,697)
Borrowings of long-term debt	6,204,614	13,209,254
Payments on long-term debt	(2,961,302)	(7,403,548)
Payments on notes payable	(327,602)	(106,050)
Dividends paid	(91,920)	(69,577)
Net cash provided by financing activities	2,261,557	5,451,382

Foreign currency effect on cash	400,002	(2,444)

Net increase in cash	612,103	2,041,063

Cash, beginning of period	6,052,970	2,409,215

Cash, end of period	$6,665,073	$4,450,278

Non-cash investing and financing transactions:
Increase in accounts payable for construction costs	3,077,418	6,016,311
Interest swap liabilities	99,274	—

Cash paid during the period for :
Interest	$432,485	$296,295
Income taxes	$154,860	$225,896

See accompanying notes to these consolidated financial statements

EXAM USA, INC. (FORMERLY OLYMPIC ENTERTAINMENT GROUP, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

EXAM Co., Ltd, (“EXAM ”) previously known as Kisorin Co., Ltd, a Japanese corporation, was incorporated in 1969.  On June 10, 2003, EXAM established EXAM USA, Inc. (“EXAM USA”), a Delaware corporation, to effect a share-exchange agreement with EXAM, whereby EXAM became a wholly-owned subsidiary of EXAM USA (collectively, the “Company”).

On June 3, 2004, the Company completed a reverse acquisition of Olympic Entertainment Group, Inc. (“Olympic”), a Nevada Corporation, pursuant to an agreement dated February 9, 2004, as amended June 3, 2004.  At the time of acquisition, Olympic had no revenues and no significant assets.  It was considered a blank-check company prior to the acquisition.  In connection with the acquisition, Olympic issued to the then existing shareholders of the Company 1,800,000 shares of Olympic Series E preferred stock in exchange for their shares of stock in the Company.  The Series E preferred stock is convertible into 18,000,000 newly issued, post-split shares of its common stock or 90% of the outstanding common stock of Olympic; Olympic shareholders retained 1,000,148 post-split shares of common stock and 40,000 Series D convertible preferred stock, convertible into 1,000,000 shares of common stock.  Merger expenses incurred by the Company amounted to $360,000 which was a non-cash 1% investment banking fee (Note 8), which was charged to operations during the six months ended November 30, 2004.  Effective August 9, 2004 the Company changed its name from Olympic Entertainment Group, Inc. to EXAM USA, INC.

During the six months ended November 30, 2003, the Company operated four (4) stores which offer Pachinko (Japanese pinball) gaming entertainment; three (3) stores are located in the Aichi prefecture and one (1) store which is in the Tochigi prefecture just north of Greater Kanto Area in Japan.  In December 2003, the Company opened a new store, thus operated five (5) stores as of November 30, 2004.  The Company recently completed construction of its sixth store, which opened in December 2004.  The Company receives income from cigarettes, non-alcoholic beverages and sundry items, as well as from two small restaurants which are not considered significant.  Japanese law regulates Pachinko gaming and the local police enforce laws.  Pachinko gaming is one of the largest business segments in Japan.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Plans

The Company has incurred losses during the six months ended November 30, 2004 totaling approximately $268,432.  The Company may continue to incur losses during fiscal 2005 due to 1) increased costs to provide infrastructure necessary to operate as a public company, and 2) start-up costs incurred with the new store opening in December 2004, as well as management’s decision to increase payouts at that store to attract and retain customers.  The Company’s current liabilities exceed its current assets (working capital deficiency) totaling approximately $4.4 million, because short-term notes, which were previously non-current, are current liabilities.  Management has historically had good relations with its banks and management believes the notes will be refinanced in the normal course of business based on historical actions.  The Company is seeking equity capital in the amount of $3 million to $6 million.  There are no assurances that the notes will be refinanced when due or the equity capital raised.  In the event the Company requires capital, management will contribute additional capital as needed to continue to operate in the normal course of business.

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

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented.  Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures.  Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates.  The results of operations for the six months ended November 30, 2004, are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

Reverse Acquisition

The assets and liabilities of EXAM are reported at their historical cost.  The assets and liabilities of Olympic were recorded at fair value on June 3, 2004, the date of close; no goodwill was recorded since there was no prior business.  The financial statements reported herein have been retroactively restated for all periods presented to report the historical financial position, results of operations and cash flows of EXAM. Since the shareholders of EXAM retained 1,800,000 shares of Series E convertible preferred stock in the connection with the reverse acquisition, which are yet to be converted into common stock, such shares of Series E preferred stock are reflected in the accompanying statements of stockholders’ equity as if these were outstanding for all periods presented.  The Series D convertible preferred stock and the common stock retained by the Olympic shareholders were reported on the date of acquisition on June 3, 2004.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of EXAM USA, EXAM, and Daichi Co., Ltd., a 50% owned subsidiary.  All significant inter-company transactions have been eliminated in consolidation.

Interest Rate Swap Agreements

Interest rate swap agreements (see Note 7) and the hedged items are such that the hedges are considered effective against changes in the fair value of the debt due to changes in the benchmark interest rates over their terms. As a result, the shortcut method provided by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 149, is applied and there is no need to periodically reassess the effectiveness of the hedges during the terms of the swaps. Interest expense on the debt is adjusted to include net payments made or received under the swap agreements. The fair value of the swaps are carried as an asset or a liability in the consolidated balance sheet and the carrying value of the hedged debt is adjusted accordingly.  The fair values of EXAM’s interest rate swaps are the estimated amounts it would receive or pay to terminate the agreements as of the reporting dates.

Advertising

Advertising costs are expensed as incurred.  Advertising expenses for the six months ended November 30, 2004 and 2003 (unaudited) were $660,344 and $331,559, respectively.

Comprehensive Income

Accumulated other comprehensive income at November 30, 2004, consisted of foreign currency translation gains of $533,739 and unrealized losses on marketable securities of $45,415.

Per Share Information

The Company presents basic earnings per share (“EPS”) and diluted EPS on the face of all statements of operations. Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period, plus the Series E preferred shares which were retained by the shareholders of EXAM which are convertible into 18,000,000 shares of common stock during the periods presented. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

NOTE 3 – MARKETABLE SECURITIES

Cost, as adjusted for impairments, and fair market values of marketable securities, accounted for as available-for-sale securities, at November 30, 2004 (unaudited), are as follows:

Securities available for sale	Adjusted Cost Basis	Unrealized Gain	Unrealized Losses	Fair Value
Equity Mutual Fund – Japan	$20,706	$5,080	$—	$25,786
Common stocks – Japan	932,204	—	50,495	881,709
Government securities – Japan	381	—	—	381
Total	$953,291	$5,080	$50,495	$907,876

NOTE 4 – RELATED PARTY LOANS RECEIVABLE

Loans Receivable from Related Parties

On March 10, 1998, EXAM loaned $272,188 to Next Creation Co., Ltd., a related party through common relationship, to finance its operations.  The loan accrues interest at 3.65% from 1998 until February 28, 2002 and at 1.83% thereafter. The loan was due and fully satisfied on August 31, 2004.

On December 17, 2003, Daichi Co., Ltd. loaned $116,652 to Next Creation Co., Ltd. to finance its operations. The interest rate is 1.825%, due and payable monthly, with the principal portion due at the Company’s demand.  The loan was due and fully satisfied on August 31, 2004.

NOTE 5 - PROPERTY AND EQUIPMENT

At November 30, 2004 (unaudited), property and equipment consisted of the following:

Land	$2,878,631
Buildings and improvements	25,064,914
Pachinko machines and computer equipment	16,264,692
Construction in progress	8,233,799
52,442,036
Less accumulated depreciation	(17,886,962)
$34,555,074

Impairments

During the six months ended November 30, 2004 and 2003 (unaudited), the Company retired pachinko and pachislot machines, and certain computer equipment prior to the end of their useful lives resulting in losses of $1,059,400 and $1,170,870, respectively.

Depreciation

Depreciation expense charged to operations related to property and equipment during the six months ended November 30, 2004 and 2003 (unaudited) was $2,694,518 and $1,520,801, respectively.

NOTE 6 – DEPOSITS AND OTHER ASSETS, AND ACCRUED LIABILITIES

New Store Opening

In December 2004, the Company opened a new store in Oyama, Tochigi, Japan.  The Company purchased a portion of the land it will use for $275,496 in July 2004. In addition, the Company entered into a rent agreement for a portion of the land and parking lots.  The deposit for rent agreement was $279,790 and paid in July 2004.

At November 30, 2004 (unaudited), deposits and other assets consisted of the following:

Deposits	$1,010,167
Prepaid insurance	128,922
Long-term prepaid expenses	157,084
Long-term time deposits	58,326
Other	37,204
$1,391,703

At November 30, 2004 (unaudited), accrued liabilities consisted of the following:

Deferred revenue	$781,801
Salaries and related benefits	499,081
Professional fees	153,564
Income taxes payable	949,490
Sales taxes payable	248,020
Other	37,036
$2,668,992

NOTE 7 – LONG-TERM DEBT

Long-term debt at November 30, 2004 (unaudited), consisted of the following:

Loans payable to commercial bank, payable monthly in principal and interest installments ranging from $3,986 to $388,840, interest between 2.6%-2.75% per annum, due 2004 through 2013, secured by substantially all of the Company’s assets including the restricted cash and restricted time deposits.	$24,282,687
Loans payable to commercial bank, payable monthly in principal and interest installments ranging from $27,219 to $48,605, interest at 2.275% per annum, due 2004 through 2009, secured by substantially all of the Company’s assets.	4,146,982
Loan payable to commercial bank, payable monthly in principal and interest installments of approximately $52,979 stated interest of 2.02% per annum, due 2004 through 2008, unsecured (see interest swap agreement below).	2,440,459
Other	26,101
Total long-term debt	30,896,229

Less current portion of long-term debt	(6,979,878)

Long-term debt, net of current portion	$23,916,351

The Company’s obligations are collateralized by substantially all of the Company’s assets.  As a common practice in Japan, the Company’s collateral is not allocated to each commercial bank loan.  Rather the commercial banks hold an interest in substantially all of the Company’s assets together, there are no first or second positions.  Upon default of the loans, the Company’s assets would be liquidated and the proceeds from the liquidation would be distributed to the commercial banks based on liquidation preference.  Interest expense related to long-term debt amounted to $387,464 and $246,462, during the six months ended November 30, 2004 and 2003 (unaudited), respectively.

Interest Swap Agreements

EXAM entered into two interest rate swap agreements on November 28, 2003 and March 24, 2004 with Mitsui Sumitomo Bank. First, EXAM entered into an agreement whereby they obtained financing in the amount of ¥300,000,000 (approximately $2,900,000), which expires on November 28, 2008.  In connection therewith, EXAM agreed to a contract to pay interest at 1.67%, per annum on ¥300,000,000, offset by the receipt of interest at the 3-month TIBOR (“Tokyo Interbank Offered Rate”).  Interest payments start on February 29, 2004 and are payable at the end of every three months thereafter until expiration. The effect of the arrangement was to increase interest expense by approximately $21,000 during the three months ended November 30, 2004 (unaudited).  In addition, EXAM was required to enter into an agreement for a ¥100,000,000 (approximately $900,000), interest swap contract which expires on March 24, 2009.  In connection therewith, EXAM agreed to pay interest at 1.89%, per annum on the face amount of the contract, offset by the receipt of interest at 3-month TIBOR.  Interest payments commenced on June 24, 2004 and are payable at the end of every three months thereafter until expiration. The effect of the arrangement was to increase interest expense by approximately $8,000 during the six months ended November 30, 2004 (unaudited).

The Company was induced to enter into the interest swap contracts to obtain financing and therefore a cost of the borrowings.  On the date the contracts were executed, the fair value of the contract was a liability in the amount of approximately $122,000 and accordingly, such amount was reported as a discount to the note, and accreted to interest expense using the effective interest method.  The fair values of EXAM’s interest rate swaps are the estimated amounts it would receive or pay to terminate the agreements as of the reporting dates as determined by the bank.  As of November 30, 2004, the fair value of the outstanding swaps was a liability $104,987. The effective interest rate on the debt is approximately 5.26%.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Investment Banking Agreement

On September 2, 2003, management entered into an agreement for services related to seeking a reverse merger partner, a strategic partner or strategic alliances, and, on a best efforts basis, raise additional equity capital.  The Company paid $2,500 per month for seven (7) months, at which date the agreement was cancelled and the monthly fee ceased.  In addition, the Company was required to pay a cash fee of 3.5% for equity financing, and issue common stock equal to 1.0% to 1.5% of the outstanding post-merger shares, upon the close of a transaction.  On June 3, 2004, the transaction was closed with Olympic.  The investment banker earned a fee of 1% of the post-merger, post-reverse-split common stock outstanding of Olympic or 200,000 shares, in accordance with the contract.  Such compensation was paid out of escrow by the holders of Series D convertible preferred stock after September 3, 2004. Management estimated the fair value of the compensation based on the average closing ask prices 15 days prior to, and after, the acquisition of $2.00 per share, less a 10% discount for restricted stock or $1.80 per share or $360,000.

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

NOTE 9 - SHAREHOLDERS’ EQUITY

Preferred Stock

In connection with the reverse acquisition of Olympic, EXAM shareholders received 1,800,000 shares of Series E convertible preferred stock.  Each share is convertible into ten (10) shares of common stock or a total of 18,000,000 shares.  Since Olympic experienced a change in reporting entity, such shares have been retroactively reflected as outstanding for the periods presented.

In connection with the reverse acquisition on June 3, 2004, the shareholders of Olympic retained 1,000,148 shares of common stock (post stock split as discussed below) and 40,000 shares of Series D convertible preferred stock; each share of Series D preferred was convertible into 25 shares of common stock or an aggregate of 1,000,000 shares.  On or about September 16, 2004, the holders of the Series D convertible preferred stock converted the 40,000 shares into 1,000,000 shares of common stock.

Stock-based Compensation

The shareholders of EXAM contributed an aggregate of 26,100 shares of Series E Convertible Preferred stock to each of two (2) directors for services rendered in connection with going public in the United States on June 3, 2004 and for services to be rendered in fiscal 2005.  The shares vest 25% on June 3, 2004, and 25% quarterly thereafter.  The shares are convertible into an aggregate of 522,000 shares of common stock.  EXAM will record a non-cash charge of $939,600 as compensation expense in fiscal 2005, based on the average closing ask prices 15 days prior to, and after, the acquisition of $2.00 per share, less a 10% discount for restricted stock or $1.80 per share. During the six months ended November 30, 2004 (unaudited), the Company recorded $469,800 of vested compensation expense.

NOTE 10 - INCOME TAXES

Income taxes in the United States of America were not material.  Management increased its valuation allowance by $184,716 during the six months ended November 30, 2004, for certain expenses paid in the United States that will not be deductible in Japan.  At the present time, management cannot determine if there will be income in the United States to offset such expenses, which will be carried forward as net operating losses.  The net operating losses expire in twenty years for United States federal tax purposes and five years for the State of California tax purposes.

NOTE 11 - GAMING OPERATIONS

The Company derives revenue from the operation of pachinko and pachislot games.  The Company is subject to annual licensing requirements established by the Prefectural Public Safety Commission.  The Company must renew this license yearly to operate.  The Company pays sales taxes of 5% of net revenues.

A summary of wagers, less winning patron payouts, for the three months ended November 30, 2004 and 2003 (unaudited), are as follows:

	2004	2003
	(unaudited)	(unaudited)
Total wagers	$100,035,406	$63,073,685
Less - winning patron pay outs	(88,418,240)	(55,764,593)

Gaming Revenues	$11,617,166	$7,309,092

NOTE 12 – SUBSEQUENT EVENTS

On December 27, 2004, the Company opened its sixth store which is located in Oyama, Tochigi, Japan.

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

Overview

Through our subsidiaries, we own and operate five pachinko stores as of November 30, 2004.  We opened our fifth store in December 2003, which is our largest store with 640 machines.  We operated a total of 2,272 and 1,632  Pachinko and Pachislo machines as of November 30, 2004 and 2003, respectively.  On December 27, 2004, we opened our sixth store in the Oyama, Tochigi prefecture operating 480 machines. We plan to continue to leverage our expertise and capitalize on new development opportunities, and we are expanding our operations in Japan.

Results of Operations

Quarter Ended November 30, 2004 Compared to Quarter Ended November 30, 2003

Operating Revenues and Costs

A summary of the gaming revenues for the quarters ended November 30, 2004 and 2003 are as follows:

	2004		2003
	Amount	Percentage	Amount	Percentage
Patron wagers (pay-ins)	$48,841,174	100.0%	$30,686,091	100.0%
Patron payouts	(43,028,922)	(88.1)	(27,046,765)	(88.1)
Gaming revenues	$5,812,252	11.9%	$3,639,326	11.9%

Consistent with the gaming industry, we report our revenues as the net of wagers less payouts.  Our gaming revenues for the quarterly period, which ended November 30, 2004, increased by $2,172,926 from 2003 to $5,812,252 in 2004, an increase of 59.7%.  Approximately $1,779,195 was related to the opening of the new store in December 2003.  After excluding such new store effects, our same-store revenues (stores that have been opened for at lease one year) increased 10.8%, which is largely attributable to increases at our store which we opened in July 2001 and operates 588 machines, our second largest store.  Other revenues, consisting of food, limited beverages and sundry items, increased by $37,476 to $169,517 or 28.4%.

Our gross wagers increased by $18,155,083 or 59.2%, from the three months ended November 30, 2003 to $48,841,174 for the three months ended November 30, 2004.  Our new store which opened in December 2003 contributed to $13,616,548 of such increase in wagers.  Our payouts increased by $15,982,157 or 59.1% from the three-months ending November 30, 2003 to $43,028,922 in the three-months ending November 30, 2004.  Our payouts as a percentage of wagers were unchanged to 88.1% 2004 from 88.1% in 2003.

Cost of Revenues

Costs of revenues as a percentage of total revenues for the quarters ended November 30, 2004 and 2003 are as follows:

	2004	2003
Salaries & Wages	9.3%	11.2%
Depreciation	21.1%	23.1%
Facilities & Other	25.3%	21.0%
Impairment of property and equipment	9.4%	13.6%
Total cost of revenues	65.1%	68.9%

Cost of revenues for the three months ended November 30, 2004 increased by $1,296,161 or 49.9% to $3,893,771 from $2,597,610 for the three months ended November 30, 2003. As a percentage of revenues, our costs in the second quarter 2004 decreased to 65.1% from 68.9% for the same quarter in 2003.  Although there is an increase in  depreciation expense, store rent expense, payroll and employee benefits due to the addition of our new store in December 2003, our increase in costs was less proportionately than the increase in revenue due to a greater pay-in-wager by the customers.  Depreciation expense is accelerated in the year of acquisition for machines acquired.  In addition, we provided impairments for machines which were removed from service prior to their useful life. Machine lives are generally two to three years, depending on technologies, playing habits and customer preference. We are experiencing high turnover of our machines due to the customer preference and habits.

Marketing and Advertising Expense

Marketing and advertising expenses increased by $185,416 from $178,990 for the second quarter in 2003 to $364,406 for the second quarter in 2004. The increase is attributable to the new store which opened in December 2003 and another store (opened in 2001), whereby we spent $234,348 for marketing and advertising expenses to boost revenues.  Our primary expenses related to preparing flyers for delivery in newspapers aimed at approximately 80,000 subscribers.  As a percentage of revenues, we spent 6.1% and 4.7%, for the second quarters in 2004 and 2003, respectively, which is up primarily due to increase in advertisement, recruiting and outside service expense spending, despite significant revenue increase contributed by the new store opened in December 2003.

General and Administrative Expenses

General and administrative expenses for the second quarter ended November 30, 2004 increased by $351,301 or 49.2% from $713,481 to $1,064,782 for the same period ended in 2003. General and administrative expenses for the second quarter ended November 30, 2004 constituted 17.8 % of revenues in comparison to 18.9% for the same period ended in 2003. The increase in general and administrative costs can be attributed primarily to a charge for stock-based compensation for two non-employee directors in the aggregated amount of $234,900. Additional expenditures were charged for accounting and administration in the second quarter ending November 30, 2004 in comparison with the same period ending November 30, 2003.

Other Income and Expenses

Interest expense increased by $88,895 to $228,609 from $139,714 in the second quarter ended November 30, 2004 for the same period in 2003, or an increase of 63.6%.  This increase is due to borrowings under the Company’s credit facility and capital lease financing arrangements, and an increase in the borrowing costs because of the use of interest swap arrangements.  In connection with our credit facility with a bank totaling ¥300,000,000 (or approximately $2,900,000) at November 30, 2004, our interest swap arrangement has caused our effective interest rate to be approximately 5.26%, per annum.

Income Taxes

Income taxes expense increased by $48,627 to $410,847 for the second quarter ended November 30, 2004, from $362,220 in the same period in the prior year. We have incurred expenses in the United States of America (US) in the anticipation of raising capital in the future.  We have no income in the US, thus such expenses result in net operating losses to be carried forward, for which a valuation allowance is deemed required for the related deferred tax assets. The increase in the valuation allowance for deferred tax assets in the US has caused our effective tax rate to be excessively high for the periods presented.

Net Income (Loss)

We had net income for the second quarter ended November 30, 2004 of $59,334 versus a net loss of $33,207 for the same period in 2003.  We had significantly higher overall revenue due to the new store opened in December 2003 and another store opened in 2001, which caused us to be profitable during the three months ended November 30, 2004. As we open new stores, we may experience losses.

Six Months Ended November 30, 2004 Compared to Six Months Ended November 30, 2003

Operating Revenues and Costs

A summary of the gaming revenues for the six months ended November 30, 2004 and 2003 are as follows:

	2004		2003
	Amount	Percentage	Amount	Percentage
Patron wagers (pay-ins)	$100,035,406	100.0%	$63,073,685	100.0%
Patron payouts	(88,418,240)	(88.4)	(55,764,593)	(88.4)
Gaming revenues	$11,617,166	11.6%	$7,309,092	11.6%

Our gaming revenues for the six-month period increased by $4,308,074 from 2003 to $11,617,166 in 2004, an increase of 58.9%.  Approximately $3,589,860 was related to the opening of the new store in December 2003.  After excluding such new store effects, our same-store revenues (stores that have been opened for at lease one year) increased 9.8%, which is largely attributable to increases at our store which we opened in July 2001 and operates 588 machines, our second largest store.  Other revenues, consisting of food, limited beverages and sundry items, increased by $66,139 to $289,951 or 29.6%.

Our gross wagers increased by $36,961,721 or 58.6% from the 6-month period ending November 30, 2003 to $100,035,406  in the 6-month ending November 30, 2004.  Our new store which opened in December 2003 contributed to $28,609,821 of such increase in wagers.  Our payouts increased by $32,653,647 or 58.6% from the 6-month period ending November 30, 2003 to $88,418,240 in the 6-month period ending November 30, 2004.  Our payouts as a percentage of wagers unchanged in both periods at 88.4% since all sores, including our new store, which had a higher payout rate for the first six months to attract new customers, set the same payout rate for the 6-month period ending November 30, 2004.

Cost of Revenues

Costs of revenues as a percentage of total revenues for the six months ended November 30, 2004 and 2003 are as follows:

	2004	2003
Salaries & Wages	14.6%	16.9%
Depreciation	22.6%	20.2%
Facilities & Other	23.6%	21.6%
Impairment of property and equipment	8.9%	15.5%
Total cost of revenues	69.7%	74.2%

Cost of revenues for six months ended November 30, 2004 increased by $2,714,202 or 48.6 % from $5,588,336 to $8,302,538 compared to six months ended November 30, 2003. As a percentage of revenues, our costs in 6-month period ended November 30, 2004 decreased to 69.7 % from 74.2% for the same six-month period  in 2003.  Although we opened a new store in December 2003 and incurred additional costs of approximately $872,336, our increase in costs was proportionately less than the increase in revenue due to a greater pay-in-wager by the customers.  Depreciation expense is accelerated in the year of acquisition for machines acquired.  In addition, we provided impairments for machines which were removed from service prior to their useful life. Machine lives are generally two to three years, depending on technologies, playing habits and customer preference. We are experiencing high turnover of our machines due to the customer preference and habits.

Marketing and Advertising Expense

Marketing and advertising expenses increased by $322,099 from $373,872 for the six months ended November 30, 2004 to $695,971 for the same period in 2004. The increase is attributable to the new store which opened in December 2003 and the other store opened in 2001, whereby we spent approximately $438,327 for marketing and advertising expenses.  Our primary expenses related to preparing flyers for delivery in newspapers aimed at approximately 80,000 subscribers.  As a percentage of revenues, we spent 5.8 % and 5.0%, in fiscal 2004 and 2003, respectively, which is up primarily due to increase in advertisement, recruiting and outside service expense  spending despite significant revenue increase contributed by the new store opened in December 2003.

General and Administrative Expenses

General and administrative expenses for the six months ended November 30, 2004 increased by $673,628 or 71.0% to $1,622,681 from $949,053 for the same period ended in 2003. General and administrative expenses for the six months ended November 30, 2004 constituted 13.6 % of revenues in comparison to 12.6% for the same period ended in 2003. The increase in general and administrative costs can be attributed primarily to: (1) increase in salary and benefits cost to support an expanding infrastructure in Japan and to a limited extent, the United States, (2) increases in professional fees related to becoming a public company, and (3) a charge for stock-based compensation for two non-employee directors in the aggregated total amount of $469,800.

Other Income and Expenses

Interest expense increased by $213,373 to $439,269 in the six months ended November 30, 2004, from $225,896 for the same period in 2003, an increase of 94.5%.  This increase is due to borrowings under the Company’s credit facility and capital lease financing arrangements and an increase in the interest rates on our borrowings, as well as the interest swap arrangement as discussed previously. For the six months ended November 30, 2004, the Company  recorded a one-time investment banking fee in the form of 200,000 shares of the its common stock valued at $1.80 per share based on the average fair value near the date of the acquisition, which resulted in $360,000 of merger related expense. Our investment banker waived their 1% fee; however, we valued the transaction because the acquisition was consummated, and services provided.

Income Taxes

Income taxes expense increased by $191,196 to $857,339 for the six months ended November 30, 2004, from $666,143 in for the same period in 2003. We have no income in the US, thus such expenses result in net operating losses to be carried forward, for which a valuation allowance is deemed required for the related deferred tax assets. The Company’s effective tax rate in Japan is about 50%.  The increase in the valuation allowance for deferred tax assets in the US has caused our effective tax rate to be excessively high for the six months ended November 30, 2004, largely due to an increase in income before income taxes in Japan compared to the six months ended November 30, 2003, and the US expenses increased in fiscal 2004, especially in the first quarter ended August 31, 2004, because of merger related expenses amounting to $360,000.

Net Income (Loss)

We incurred a net loss for 6-month period ending November 30, 2004 of $268,432 versus net loss of $46,928 for the same period in 2003.  This can be attributed to (1) significantly large one time non-cash merge fee and stock-based compensation expenses incurred in the United States, not deductible for Japanese corporate tax purpose;(2) overall expenses  due to the new store opened in December 2003 despite of the significantly increased revenue.

Liquidity and Sources of Capital

Cash Flows

During the six-month periods ended November 30, 2004 and 2003, we generated $6,322,311,and $1,886,196, respectively, of cash flows from operating activities.  Our cash provided by operating activities during the six months ended November 30, 2004 and 2003, was $4,611,088 and $2,714,681, respectively.  Our increase in cash generated in 2004 relates primarily to non-cash compensation provided to directors and our former investment banker related to the merger, as well as increased depreciation expense, accounts payable and accrued liabilities.

During the six-month period ended November 30, 2004 and 2003, we used cash of $8,371,767 and $5,294,071, respectively on investing activities.  We spent approximately $7,773,602 and $4,631,598, respectively, for capital additions.  The 2004 expenditures included approximately $4,000,000 to construct a building and approximately $3,500,000 to supply pachinko/pachislot machines and auxiliary equipment.

During the six months ended November 30, 2004, we provided cash of $2,261,557 from financing activities.  During this period, we financed a new store which opened in December 2004 in the amount of $6,204,614  from a bank.  In fiscal 2003, we used cash in our financing activities in the amount of $5,451,382.  We repaid long-term debt in the amounts of $2,961,302 in the six months period in 2004 and $7,403,548 for the same period in 2003.

Liquidity

We incurred losses during the six months ended November 30, 2004 totaling $268,432; however, we earned net income of $59,334 during the most recent quarter.  We may incur losses during fiscal 2005 due to 1) increased costs to provide infrastructure necessary to operate as a public company, and 2) start-up costs incurred with the new store opening in December 2004.  When we open a new store, we increase payouts at that store for a period of six months to attract and retain customers.

We have a working capital deficiency as of November 30, 2004 of $4,398,749 versus working capital of $2,687,575 as of August 31, 2004.  This working capital deficiency as of November 30, 2004 versus the prior quarter was due to increases in our current portion of long-term debt with banks due within the next 12 months totaling $2,860,176.  Also, we experienced an increase in our accounts payable, primarily related to our construction costs, of $4,573,600 during the current quarter.  We are seeking equity capital in the US, in the range of $3,000,000 to $6,000,000, to improve our liquidity in Japan.  We currently have no commitments for such capital. We have historically had good relations with our banks, and we believe our obligations will be refinanced in the normal course of business as they become due, based on our historical experience.  There are no assurances that the notes will be refinanced when due, or the equity capital raised.  In the event Exam requires capital, we will provide additional capital to operate in the normal course of business, to the extent we are capable.

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

Interest Rate Swap Agreement

We entered into an interest swap agreement because we were required to do so by our creditor. At the date we entered into the swap agreement, the settlement value was approximately $122,000. At such date we determined that this was a cost of funds and we discounted the note by the corresponding of the fair value of liability for the swap. Interest expense on the debt is adjusted to include net payments made or received under our swap agreements. The fair values of the swaps are carried as an asset or a liability in the consolidated balance sheet and the carrying value of the debt is adjusted accordingly. The effect of the interest swap agreements was to increase the stated rate of interest of our borrowings from 2.01% to approximately 5.26%, based on current rates. In the event the short-term reference interest rate (TIBOR) rise, the cost of the borrowing will be effectively reduced. As of November 30, 2004, the fair market value of the swap contract obligation was a liability of $104,987.

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

In connection with its review of the our consolidated financial statements for the year ended May 31, 2004, McKennon, Wilson & Morgan LLP, the Company’s independent accountants, advised management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness, including, inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting matters; failure to perform timely reviews, substantiation and evaluation of certain general ledger account balances; lack of procedures or expertise needed to prepare all required disclosures; and evidence that employees lack the qualifications and training to fulfill their assigned functions.  McKennon, Wilson & Morgan LLP indicated that they considered these deficiencies to be a material weakness as that term is defined under standards established by the American Institute of Certified Public Accountants. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal control from reducing to an appropriately low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis. We considered these matters in connection with the quarter-end closing of accounts and preparation of financial statements as and for the quarter ended November 30, 2004 and determined that no prior period financial statements were materially affected by such matters.

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

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXAM USA, INC.

Dated: January 20, 2005

	By:	/s/ Shinichi Hirabayashi
Shinichi Hirabayashi
President & Chief Executive Officer

/s/ Yoneji Hirabayashi
Yoneji Hirabayashi
Chief Financial Officer (signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)