Form 10QSB
period 2005-02-28
EXAM USA, INC.
filed 2005-04-22
CIK 934646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock, $0.01 par value	2,000,148 shares of common stock as April 15, 2005

Transitional Small Business Disclosure Format

(Check one):

Yes ☐    No ☒.

EXAM USA, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

Consolidated Balance Sheet as of February 28, 2005 (unaudited)

Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended February 28, 2005 and February 29, 2004 (unaudited)

Consolidated Statement of Shareholders’ Equity for the nine months ended February 28, 2005 (unaudited)

Consolidated Statements of Cash Flows for the three and nine months ended February 28, 2005 and February, 29, 2004 (unaudited)

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis or Plan of Operations

Item 3.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Small Business Issuer Purchases of Equity Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

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

PART I - FINANCIAL INFORMATION

ITEM 1.                             FINANCIAL STATEMENTS

EXAM USA, INC. (FORMERLY OLYMPIC ENTERTAINMENT GROUP, INC.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

February 28, 2005 (Unaudited)

ASSETS (Note 7)
Current assets:
Cash	$4,698,653
Time deposits	1,757,626
Restricted time deposits	3,088,873
Marketable securities (Note 3)	1,067,120
Inventories	725,866
Deferred income taxes	170,810
Prepaid and other	258,540
Total current assets	11,767,488

Property and equipment, net (Note 5)	34,336,421
Deferred income taxes	334,900
Deposits and other assets (Note 6)	1,572,235
Total assets	$48,011,044

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,635,687
Accrued liabilities (Note 6)	1,896,940
Current portion of long-term debt (Note 7)	8,458,001
Current portion of capital lease obligations	1,238,447
Total current liabilities	16,229,075

Long-term debt, net of current portion (Note 7)	23,301,905
Swap contract obligation	134,573
Capital lease obligations, net of current portion	3,380,539
Asset retirement obligations	712,463
Deferred revenue	333,923
Minority interest in related entity (Notes 1 and 2)	187,308
Total liabilities	44,279,786

Commitments and contingencies (Note 8)
Shareholders’ Equity (Notes 1, 2 and 9):
Preferred stock, 5,000,000 shares authorized:
Series D convertible preferred stock, $0.01 par value, liquidation value of $3.00 per share, 98,000 shares authorized, none issued and outstanding	—
Series E convertible preferred stock, $0.01 par value, no liquidation value, 1,800,000 shares authorized, issued and outstanding	180,000
Common stock, $0.01 par value, 100,000,000 shares authorized, 2,000,148 shares issued and outstanding	20,001
Additional paid-in capital	1,044,699
Restricted retained earnings	41,122
Unrestricted retained earnings	1,956,479
Accumulated other comprehensive income	488,957
Total shareholders’ equity	3,731,258
Total liabilities and shareholders’ equity	$48,011,044

See accompanying notes to these consolidated financial statements

EXAM USA, INC. (FORMERLY OLYMPIC ENTERTAINMENT GROUP, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended		For the Nine Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES:
Gaming (Note 11)	$5,929,149	$4,301,075	17,546,315	11,610,167
Food, beverage and other	241,740	117,840	531,691	341,652
Total revenues	6,170,889	4,418,915	18,078,006	11,951,819

COST OF REVENUES:
Salaries and wages	1,153,296	867,473	2,893,956	2,140,388
Depreciation	2,062,228	1,532,495	4,756,746	3,053,296
Facilities and other	2,170,221	1,683,244	4,978,181	3,306,994
Impairments (Note 5)	180,887	352,729	1,240,287	1,523,599
Total cost of revenues	5,566,632	4,435,941	13,869,170	10,024,277

Gross profit (loss)	604,257	(17,026)	4,208,836	1,927,542

OPERATING EXPENSES:
Marketing and advertising	683,974	373,372	1,379,945	747,244
General and administrative	783,309	564,922	2,405,990	1,513,975
Total operating expenses	1,467,283	938,294	3,785,935	2,261,219

Operating income (loss)	(863,026)	(955,320)	422,901	(333,677)

OTHER INCOME (EXPENSE):
Merger-related fees	—	—	(360,000)	—
Interest income	1,353	1,415	4,904	3,735
Interest expense	(317,914)	(209,321)	(757,183)	(435,217)
Other income	82,511	45,280	180,041	204,807
Gains (loss) on sales of marketable securities	37,565	(73,476)	92,886	28,991
Other expense	(6,240)	(7,301)	(60,393)	(48,147)
Total other (expense), net	(202,725)	(243,403)	(899,745)	(245,831)

Loss before provision (benefit) for income taxes	(1,065,751)	(1,198,723)	(476,844)	(579,508)

Provision (benefit) for income taxes (Note 10)	(152,436)	(529,666)	704,903	136,477

NET LOSS	$(913,315)	$(669,057)	$(1,181,746)	$(715,985)

Change in foreign currency translation	(6,072)	(219,405)	241,241	289,307
Change in unrealized gain on marketable securities	6,705	(3,201)	(11,365)	(85,802)

TOTAL COMPREHENSIVE LOSS	$(912,682)	$(891,663)	$(951,870)	$(512,480)

Basic and diluted loss per common share:
Weighted average number of equivalent common shares	20,000,148	18,000,000	19,695,291	18,000,000
Basic and diluted net loss per equivalent common share	$(0.05)	$(0.05)	$(0.05)	$(0.03)

See accompanying notes to these consolidated financial statements

EXAM USA, INC. (FORMERLY OLYMPIC ENTERTAINMENT GROUP, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Common Stock		Additional Paid-in	Restricted Retained	Unrestricted Retained	Accumulated Other Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Earnings	Income	Equity
Balances, June 1, 2004	—	$—	1,800,000	$180,000	—	$—	$—	$41,122	$3,229,186	$259,081	$3,709,389
Common and D Preferred stock retained by Olympic shareholders	40,000	120,000	—	—	1,000,148	10,001	(130,001)	—		—	—
Value of merger related expenses	—	—	—	—	—	—	360,000	—	—	—	360,000
Amortization of stock issued to directors	—	—	—	—	—	—	704,700	—	—	—	704,700
Dividends declared to shareholders	—	—	—	—	—	—	—	—	(90,959)	—	(90,959)
Conversion of D preferred stock	(40,000)	(120,000)	—	—	1,000,000	10,000	110,000	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(1,181,748)	—	(1,181,748)
Change in unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	(11,365)	(11,365)
Foreign currency translation	—	—	—	—	—	—	—	—	—	241,241	241,241
Balances, February 28, 2005 (unaudited)	—	$—	1,800,000	$180,000	2,000,148	$20,001	$1,044,699	$41,122	$1,956,479	$488,957	$3,731,258

See accompanying notes to these consolidated financial statements

EXAM USA, INC. (FORMERLY OLYMPIC ENTERTAINMENT GROUP, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	February 28, 2005	February 29, 2004
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(1,181,746)	$(715,985)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and accretion expense	4,756,574	3,053,296
Impairment of property and equipment	1,240,287	1,523,599
Fair value of shares issued to directors and placement agent	1,064,700	—
Gains on sales of marketable securities	(92,886)	(28,991)
Minority interest	11,824	18,961
Changes in operating assets and liabilities:
Inventories	(251,000)	(7,942)
Deferred income taxes	(56,674)	7,007
Prepaids and other	246,033	(541,573)
Accounts payable	1,060,486	1,219,957
Accrued liabilities	(290,805)	(1,217,859)
Net cash provided by operating activities	6,506,793	3,310,470

Cash flows from investing activities:
Purchases of property and equipment	(11,261,931)	(7,687,993)
Proceeds from sales of property and equipment	300,753	103,423
Purchases of marketable securities	(765,791)	(2,268,181)
Proceeds from sales of marketable securities	736,965	1,944,060
Time deposit	(943,987)	(600,695)
Increase (decrease) in loan receivable	373,100	(71,212)
Other assets	(545,825)	(172,369)
Net cash used in investing activities	(12,106,716)	(8,752,967)

Cash flows from financing activities:
Payments on capital lease obligations	(1,571,997)	(1,047,971)
Borrowings of long-term debt	9,074,288	11,932,872
Payments on long-term debt	(4,520,474)	(1,972,351)
Borrowings of notes payable	1,364,107	258,156
Dividends paid	(93,275)	—
Net cash provided by financing activities	4,252,649	9,170,706

Foreign currency effect on cash	(7,043)	325

Net increase (decrease) in cash	(1,354,317)	3,728,534

Cash, beginning of period	6,052,970	2,409,215

Cash, end of period	$4,698,653	$6,137,749

Non-cash investing and financing transactions:
Interest swap liabilities	$134,573	$—
Purchases of equipment under capital leases	1,852,425	4,174,058
Increase in property and equipment from cost of asset retirement obligation	122,196	204,572
Cash paid during the period for :
Interest	733,518	479,561
Income taxes	$397,558	$567,427

See accompanying notes to these consolidated financial statements

EXAM USA, INC. (FORMERLY OLYMPIC ENTERTAINMENT GROUP, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

EXAM Co., Ltd, (“EXAM”) previously known as Kisorin Co., Ltd. a Japanese corporation, was incorporated in 1969. On June 10, 2003, EXAM established EXAM USA, Inc. (“EXAM USA”), a Delaware corporation, to effect a share-exchange agreement with EXAM, whereby EXAM became a wholly-owned subsidiary of EXAM USA (collectively, the “Company”).

On June 3, 2004, the Company completed a reverse acquisition of Olympic Entertainment Group, Inc. (“Olympic”), a Nevada Corporation, pursuant to an agreement dated February 9, 2004, as amended June 3, 2004.  At the time of acquisition, Olympic had no revenues and no significant assets.  It was considered a blank-check company prior to the acquisition.  In connection with the acquisition, Olympic issued to the then existing shareholders of the Company 1,800,000 shares of Olympic Series E preferred stock in exchange for their shares of stock in the Company.  The Series E preferred stock is convertible into 18,000,000 newly issued, post-split shares of its common stock or 90% of the outstanding common stock of Olympic; Olympic shareholders retained 1,000,148 post-split shares of common stock and 40,000 Series D convertible preferred stock, convertible into 1,000,000 shares of common stock.  Merger expenses incurred by the Company amounted to $360,000, which was a non-cash 1% investment banking fee (Note 8), which was charged to operations during the nine months ended February 28, 2005.  Effective August 9, 2004, the Company changed its name from Olympic Entertainment Group, Inc. to EXAM USA, Inc.

During the nine months ended February 29, 2004, the Company operated five (5) stores, which offer Pachinko (Japanese pinball) gaming entertainment; three (3) stores are located in the Aichi prefecture and two (2) stores which are in the Tochigi prefecture just north of Greater Kanto Area in Japan.  In December 2004, the Company opened a new store in the Oyama, Tochigi prefecture and thus operated six (6) stores as of February 28, 2005.  The Company receives income from cigarettes, non-alcoholic beverages and sundry items, as well as from two small restaurants which are not considered significant.  Japanese law regulates Pachinko gaming and the local police enforce laws.  Pachinko gaming is one of the largest business segments in Japan.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Plans

The Company has incurred losses during the nine months ended February 28, 2005 totaling $1,181,748. The Company may continue to incur losses during fiscal 2005 due to 1) increased costs to provide infrastructure necessary to operate as a public company, and 2) start-up costs incurred with the new store that opened in December 2004, as well as management’s decision to increase payouts at that store to attract and retain customers.  The Company’s current liabilities exceed its current assets (working capital deficiency) totaling approximately $4.5 million caused by short-term notes due in August 2005 through October 2005.  Management has historically had good relations with its banks and management believes the notes will be refinanced in the normal course of business based on historical actions.  The Company is seeking United States notes aggregating $50 million, or more, or management would consider equity capital in the amount of $5 million, or more.  The Company has available credit from a financial institution in the amount of $5.7 million.  In the event the Company requires capital, controlling shareholders will contribute additional capital as needed to continue to operate in the normal course of business, to the extent they are financially able to do so. There are no assurances that the notes will be refinanced when due, or the capital will be raised.

Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America.  Refer to the Company’s Annual Report on Form 10-KSB for the year ended May 31, 2004 for additional information.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented.  Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures.  Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates.  The results of operations for the nine months ended February 28, 2005, are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Major betterments are capitalized, while routine repairs and maintenance are charged to expense when incurred. Depreciation, which includes assets under capital leases, is computed using the straight-line method or declining balance over the useful life of the asset. Buildings and improvements located on leased land are depreciated over the life of the building, as the lessee has the right to lease the land for an infinite period of time.

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

Advertising

Advertising costs are expensed as incurred.  Advertising expenses for the nine months ended February 28, 2005 and February 29, 2004 were $1,320,531 and $684,393, respectively.

Comprehensive Income

Accumulated other comprehensive income at February 28, 2005, consisted of foreign currency translation gains of $527,667 and unrealized losses on marketable securities of $38,710.

Per Share Information

The Company presents basic earnings per share (“EPS”) and diluted EPS on the face of all statements of operations. Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period, plus the Series E preferred shares which were retained by the shareholders of EXAM, which are automatically convertible into 18,000,000 shares of common stock during the periods presented. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which revises SFAS No. 123. SFAS No. 123(R) is effective for annual periods that begin after June 15, 2005 and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This expense will be recognized over the period during which an employee is required to provide services in exchange for the award.  Currently, the Company does not have any outstanding stock options, and as such the Company does not expect the guidance under SFAS No. 123(R) to have a material impact on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Non-monetary Assets, an amendment of APB Opinion No 29, Accounting for Non-monetary Transactions.” SFAS No. 153 eliminates the exception for non-monetary exchanges of similar productive assets, which were previously required to be recorded on a carryover basis rather than a fair value basis. Instead, this statement provides that exchanges of non-monetary assets that do not have commercial substance be reported at carryover basis rather than a fair value basis. A non-monetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company expects to adopt the standard during the fiscal year 2005. The Company is evaluating the requirements of SFAS No. 153 and has not determined the impact on its financial condition or results of operations.

NOTE 3 – MARKETABLE SECURITIES

Cost, as adjusted for impairments, and fair market values of marketable securities, accounted for as available-for-sale securities, at February 28, 2005 (unaudited), are as follows:

Securities available for sale	Adjusted Cost Basis	Unrealized Gain	Unrealized Losses	Fair Value
Equity Mutual Fund – Japan	$20,240	$4,305	$—	$24,545
Common stocks – Japan	1,085,217	—	43,015	1,042,202
Government securities – Japan	373	—	—	373
Total	$1,105,830	$4,305	$43,015	$1,067,120

NOTE 4 – RELATED PARTY LOANS RECEIVABLE

Loans Receivable from Related Parties

On March 10, 1998, EXAM loaned $272,188 to Next Creation Co., Ltd., a related party through common relationship, to finance its operations.  The loan accrues interest at 3.65% from 1998 until February 28, 2002 and at 1.83% thereafter. The loan was due and fully satisfied on August 31, 2004.

On December 17, 2003, Daichi Co., Ltd. loaned $116,652 to Next Creation Co., Ltd. to finance its operations. The interest rate is 1.825%, due and payable monthly, with the principal portion due at the Company’s demand loan. The loan was due and fully satisfied on August 31, 2004.

NOTE 5 - PROPERTY AND EQUIPMENT

At February 28, 2005 (unaudited), property and equipment consisted of the following:

Land	$3,495,787
Buildings and improvements	28,620,606
Pachinko machines and computer equipment	20,919,836
Construction in progress	799,523
53,835,752
Less accumulated depreciation	(19,499,331)
$34,336,421

Impairments

During the nine months ended February 28, 2005 and February 29, 2004, the Company retired pachinko and pachislo machines, and certain computer equipment prior to the end of their useful lives resulting in losses of $1,240,287 and $1,523,599, respectively.

Depreciation

Depreciation expense charged to operations related to property and equipment during the nine months ended February 28, 2005 and February 29, 2004 (unaudited) was $4,745,055, and $2,794,038, respectively.

New Store Opening

In December 2004, the Company opened a new store in Oyama, Tochigi, Japan.  The Company purchased a portion of the land it will use for $275,496 in July 2004.  In addition, the Company entered into a rent agreement for a portion of the land and parking lots.  The deposit for the rent agreement was $279,790 and was paid in July 2004.  Building costs totaled $3,897,156 including costs of asset retirement obligations to return the land in raw condition of $113,975.  Equipment purchases, including equipment accounted for as capital leases, amounted to $2,495,333.  As of February 28, 2005, unpaid costs included in accounts payable amounted to $1,965,183.

NOTE 6 – DEPOSITS AND OTHER ASSETS, AND ACCRUED LIABILITIES

Other Assets

At February 28, 2005 (unaudited), deposits and other assets consisted of the following:

Deposits	$1,182,300
Prepaid insurance	130,037
Long-term prepaid expenses	138,013
Long-term time deposits	85,519
Other	36,366
$1,572,235

Accrued Liabilities

At February 28, 2005 (unaudited), accrued liabilities consisted of the following:

Deferred revenue	$607,882
Salaries and related benefits	500,966
Professional fees	70,629
Income taxes payable	457,297
Sales taxes payable	215,383
Other	44,783
$1,896,940

NOTE 7 – LONG-TERM DEBT

Long-term debt at February 28, 2005 (unaudited), consisted of the following:

Loans payable to commercial bank, payable monthly in principal and interest installments ranging from $3,896 to $380,084, interestbetween 2.6%-2.75% per annum, due 2006 through 2026, secured by substantially all of the Company’s assets including the restricted cash and restricted time deposits.	$23,085,614
Loans payable to commercial bank, payable monthly in principal and interest installments ranging from $26,606 to $47,510, interestat 2.275% per annum, due 2005 through 2009, secured by substantially all of the Company’s assets.	3,671,608
Loans payable to commercial bank, payable monthly in principal and interest installments ranging $39,592 to $51,786, interest of 1.599% to 2.275% per annum, due 2008 through 2009, unsecured (see interest swap agreement below).	4,454,936
Loans payable to pachinko vendors, payable after one year, non-interest bearing, due through 2009.	547,748

Total long-term debt	31,759,906

Less current portion of long-term debt	(8,458,001)

Long-term debt, net of current portion	$23,301,905

The Company’s obligations are collateralized by substantially all of the Company’s assets.  As a common practice in Japan, the Company’s collateral is not allocated to each commercial bank loan.  Rather, the commercial banks hold an interest in substantially all of the Company’s assets together; there are no first or second positions.  Upon default of the loans, the Company’s assets would be liquidated and the proceeds from the liquidation would be distributed to the commercial banks based on liquidation preference.  Interest expense related to long-term debt amounted to $613,086 and $391,954, during the nine months ended February 28, 2005 and February 29, 2004 (unaudited), respectively.

Interest Swap Agreements

EXAM entered into two interest rate swap agreements on November 28, 2003 and March 24, 2004 with Mitsui Sumitomo Bank. First, EXAM entered into an agreement whereby they obtained financing in the amount of ¥300,000,000 (approximately $2,900,000), which expires on November 28, 2008.  In connection therewith, EXAM agreed to a contract to pay interest at 1.67%, per annum on ¥300,000,000, offset by the receipt of interest at the 3-month TIBOR (“Tokyo Interbank Offered Rate”).  Interest payments start on February 29, 2004 and are payable at the end of every three months thereafter until expiration. The effect of the arrangement was to increase interest expense by approximately $30,000 during the nine months ended February 28, 2005 (unaudited).  In addition, EXAM was required to enter into an agreement for a ¥100,000,000 (approximately $900,000) interest swap contract, which expires on March 24, 2009.  In connection therewith, EXAM agreed to pay interest at 1.89%, per annum on the face amount of the contract, offset by the receipt of interest at 3-month TIBOR.  Interest payments commenced on June 24, 2004 and are payable at the end of every three months thereafter until expiration. The effect of the arrangement was to increase interest expense by approximately $12,000 during the nine months ended February 28, 2005 (unaudited).

In addition, on December 27, 2004, the Company entered into an agreement whereby they obtained financing in the amount of ¥250,000,000 (approximately $2,400,000), which expires on November 30, 2009. In connection therewith, the Company agreed to a contract to pay interest at 1.11%, per annum on the face amount of the contract, offset by the receipt of interest at 3-month TIBOR. Interest payments will commence starting February 2005 and are payable at the end of every three months thereafter until expiration. The effect of the arrangement was to increase interest expense by approximately $5,000 for the nine months end February 28, 2005.

The Company was induced to enter into the interest swap contracts to obtain financing. On the date the contracts were executed, the fair value of the contract liabilities aggregated approximately $160,000 (therefore a cost of the borrowings), and accordingly, such amounts were reported as a discount to the notes, and accreted to interest expense using the effective interest method.  The fair values of EXAM’s interest rate swaps are the estimated amounts it would receive or pay to terminate the agreements as of the reporting dates as determined by the bank.  As of February 28, 2005, the fair value of the outstanding swaps was $134,573.

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

Director Agreements

On June 17, 2003, the Company’s retained two (2) outside directors. The agreements provide for annual payments of $150,000, plus reimbursement of reasonable expenses.  The agreements expired on June 16, 2004.  In June 2004, new agreements provide for annual payments of $100,000, plus reimbursement of reasonable expenses. The agreements will remain in force until May 2007.  The Company pays a consulting fee to one of the directors for marketing and system consulting.  The consulting fee is approximately $4,000 per month.  Also see below for additional stock-based compensation received.

Capital Leases

In connection with the opening of a new store in December 2004, during the nine months ended February 28, 2005, the Company entered into two lease agreements for equipment at a total cost of $1,892,734. The leases are for a period of five (5) and eight (8) years and require monthly lease payments of $12,172 and $16,446. The leases were accounted for as a capital leases.

Operating Lease

In connection with the opening of a new store in December 2004, during the nine months ended February 28, 2005, the Company entered into six lease agreements for the land and parking lots in which the new store was constructed. Under the terms of the agreements the Company will make monthly payments ranging from $1,116 to $8,311. All leases are for 20 years. The leases are accounted for as operating leases.

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

Stock-based Compensation

The shareholders of EXAM contributed 26,100 shares, each, of Series E Convertible Preferred stock to two (2) directors for services rendered in connection with going public in the United States on June 3, 2004 and for services to be rendered in fiscal 2005.  The shares vest 25% on June 3, 2004, and 25% quarterly thereafter.  The shares are convertible into an aggregate of 522,000 shares of common stock.  EXAM will record a non-cash charge of $939,600 as compensation expense in fiscal 2005, based on the average closing ask prices 15 days prior to, and after, the acquisition of $2.00 per share, less a 10% discount for restricted stock or $1.80 per share.  During the nine months ended February 28, 2005 (unaudited), the Company recorded $704,700 of vested compensation expense.

NOTE 10 - INCOME TAXES

Income taxes in the United States of America were not material.  Management increased its valuation allowance during the nine months ended February 28, 2005, for certain expenses paid in the United States that will not be deductible in Japan.  At the present time, management cannot determine if there will be income in the United States to offset such expenses, which will be carried forward as net operating losses.  The net operating losses expire in twenty years for United States federal tax purposes and five years for the State of California tax purposes.

NOTE 11 - GAMING OPERATIONS

The Company derives revenue from the operation of pachinko and pachislot games.  The Company is subject to annual licensing requirements established by the Prefectural Public Safety Commission.  The Company must renew this license yearly to operate.  The Company pays sales taxes of 5% of net revenues.

A summary of wagers, less winning patron payouts, for the nine months ended February 28, 2005 and February 29, 2004 (unaudited), are as follows:

	2005	2004
	(unaudited)	(unaudited)
Total wagers	$159,598,484	$112,226,335
Less - winning patron pay outs	(142,052,169)	(100,616,168)

Gaming Revenues	$17,546,315	$11,610,167

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

Through our subsidiaries, we own and operate 6 pachinko stores, which is our primary operating business.  We opened our fifth store in December 2003, which is our largest store with 640 machines.  We spent approximately $7.5 million to construct and furnish a new store (excluding the cost of the land which we will lease), which opened in December 27, 2004.  The new store is located in Oyama, Tochigi prefecture with 480 machines. We operate a total of 2,752 Pachinko and Pachislo machines.  We plan to leverage our expertise and capitalize on new development opportunities, and we are expanding our operations in Japan.

Results of Operations

Quarter Ended February 29, 2004 Compared to Quarter Ended February 28, 2005

Revenues

A summary of the gaming revenues for the three months ended February 2005 and 2004 are as follows:

	2005		2004
	Amount	Percentage	Amount	Percentage
Patron wagers (pay-ins)	$59,563,077	100.0%	$48,839,899	100.0%
Patron payouts	(53,633,928)	(90.0)	(44,538,824)	(91.2)
Gaming revenues	$5,929,149	10.0%	$4,301,075	8.8%

Consistent with the gaming industry, we report our revenues as the net of wagers, less payouts.  Our gaming revenues for the three-month period increased by $1,628,074 to $5,929,149 in 2005 from 2004, an increase of 37.9%.  Approximately $67,815  was related to the opening of the new store in December 2004.  After excluding such new store effects, our same-store revenues (stores that have been opened for at least one year) increased 36.3%, which is largely attributable to increases at one store which we opened in July 2001 with 588 machines and the other store in December 2003 with 640 machines.  Other revenues, consisting of food, limited beverages and sundry items, increased by $42,437 to $241,740 or 20.0%.

Our gross wagers increased by $10,723,178 or 22.0% from the three months ended February 29, 2004 to $59,563,077 for the three months ended February 28, 2005.  Our new store which opened in December 2004 contributed to $7,731,007 of such increase in wagers.  Our payouts increased by $9,095,104 or 20.4% from the three months ended February 29, 2004 to $53,633,928 for the three months ended February 28, 2005.  Our payouts as a percentage of wagers changed to 90.0% in 2005 from 91.2% in 2004, although a new store that opened in December 2004 had a 99.1% pay-out rate that adversely affected the pay-out rate.

Cost of Revenues

Costs of revenues as a percentage of total revenues for the three month periods ended February 28, 2005 and February 29, 2004 are as follows:

	2005	2004
Salaries & Wages	18.7%	19.6%
Depreciation	33.4%	34.7%
Facilities & Other	35.2%	38.1%
Impairment of property and equipment	2.9%	8.0%
Total cost of revenues	90.2%	100.4%

Cost of revenues for the three-months ended February 28, 2005 increased by $1,136,691 or 25.5 % from $4,435,941 to $5,566,632 compared to the three-month ended February 29, 2004.  As a percentage of revenues, our costs in the third quarter 2005 decreased to 90.2% from 100.4% for the same quarter in 2004.  Although there is an increase in depreciation expense, store rent expense, payroll and employee benefits due to the addition of our new store in December 2004, our costs increased less in proportion to the increased revenue due to a greater pay-in-wager by the customers at two large stores.  Depreciation expense is accelerated in the year of acquisition for machines acquired.  In addition, we provided impairments for machines which were removed from service prior to their useful life. Machine lives are generally two to three years, depending on technologies, playing habits and customer preference. We are experiencing high turnover of our machines due to the customer preference and habits.

Marketing and Advertising Expense

Marketing and advertising expenses increased by $310,602 from $373,372 for the third quarter in 2004 to $683,974 for the third quarter in 2005. The increase is attributable to the new store which opened in December 2004, whereby we spent $265,934 for marketing and advertising expenses.  As a percentage of revenues, we spent 11.1 % and 8.3%, in the third quarters of fiscal 2005 and 2004, respectively, which is up primarily due to increase in advertisement, recruiting and outside service expense spending despite significant revenue increases contributed by two large stores while the new store has not contributed in a significant way.

General and Administrative Expenses

General and administrative expenses for the third quarter ended February 28, 2005 increased by $218,387 or 38.9% from $564,922 to $783,309 for the same period ended in February 2004.  General and administrative expenses for the third quarter ended February 28, 2005 constituted 12.7 % of revenues in comparison to 12.8 % for the same period ended in 2004. The increase in general and administrative costs can be attributed primarily to a charge for stock-based compensation for two non-employee directors in the aggregated amount of $234,900. Additional expenditures were charged for outside service and other services in the third quarter ending February 28, 2005 in comparison with the same period ending February 29, 2004.

Other Income and Expenses

Interest expense increased by $108,593 to $317,914 from $209,321 in the second quarter ending February 28, 2005 for the same period in 2004, or an increase of 51.9%.  This increase is due to increased borrowings under the Company’s credit facility and capital lease financing arrangements and an increase in the interest rates on our borrowings due to our interest rate swaps.

Income Taxes

We recorded an income tax benefit of $152,436 in the quarterly period ended February 2005 and $529,666 in the quarterly period ended February 2004 due to net losses suffered from our operations in Japan during the both quarters. We record a provision (benefit) for income taxes in Japan at an estimated rate of 50% of pretax income.  We have continued to incur expenses in the United States which do not result in any benefit for Japanese income taxes.  Net operating losses in the United States receive a valuation allowance for the related deferred tax assets.  We incurred $234,900 of expenses in the United States for stock-based compensation which is not deductible for income tax reporting purposes.

Net Loss

We incurred a net loss for the third quarter ending February 2005 of $(913,315) versus net loss of $(669,057) for the same period in 2004.  Although we had significantly higher overall revenue due to the new store opened in December 2004 and two larger stores opened in 2001 and in 2003, net loss for the third quarter ending February 2005 occurred primarily due to increased advertisement spending to attract more customers, new store rent expense, consultant fees and stock-based compensation charged in the period.  Each of the third quarters were particularly difficult periods for us because of new store openings during each quarter.  We typically have better results in the summer period.  We intend to monitor the results at our stores to curb losses in the future.

Nine-Months ended February 28, 2005 compared to nine-months ended February 29, 2004

Revenues

A summary of the gaming revenues for the 9-months ended February 28, 2005 and February 29, 2004 are as follows:

	2005		2004
	Amount	Percentage	Amount	Percentage
Patron wagers (pay-ins)	$159,598,484	100.0%	$112,226,335	100.0%
Patron payouts	(142,052,169)	(89.0)	(100,616,168)	(89.7)
Gaming revenues	$17,546,315	11.0%	$11,610,167	10.3%

Consistent with the gaming industry, we report our revenues as the net of wagers, less payouts.  Our gaming revenues for the nine-month period increased by $5,936,148 from 2004 to $17,546,315 in 2005, an increase of 51.1%.  Approximately $67,815 was related to the opening of the new store in December 2004.  After excluding such new store effects, our same-store revenues (stores that have been opened for at least one year) increased by 50.5%, which is largely attributable to increases at two large stores which we opened in July 2001 and in December 2003.  Other revenues, consisting of food, limited beverages and sundry items, increased by $108,576 to $531,691or 25.7%.

Our gross wagers increased by $47,372,149 or 42.2% from the nine-month period ended February 29, 2004 to $159,598,484  in the nine-month period ended February 28, 2005.  Our new store which opened in December 2004 contributed to $7,731,007 of such increase in wagers.  Our payouts increased by $41,436,001 or 41.2% from the nine months ended February 29, 2004 to $142,052,169 in the nine months ended February 28, 2005.  Our payouts as a percentage of wagers changed 89.0% in 2005 from 89.7% in 2004 although the payout rate from the new store opened in December was almost 100% to entice new customers in the area.

Cost of Revenues

Costs of revenues as a percentage of total revenues for the nine-month periods ended February 28, 2005 and February 29, 2004 are as follows:

	2005	2004
Salaries & Wages	16.0%	17.9%
Depreciation	26.3%	25.6%
Facilities & Other	27.5%	27.7%
Impairment of property and equipment	6.9%	12.8%
Total cost of revenues	76.7%	84.0%

Cost of revenues for the nine-month period ended February 28, 2005 increased by $3,844,893 or 35.6% from $10,024,277 to $13,869,170 compared to the nine-month period ended February 29, 2004.  As a percentage of revenues, our costs for the nine-months period ended February 28, 2005 decreased to 76.7% from 84.0% for the same nine-month period in 2004.  Although we opened a new store in December 2004 and incurred additional costs of approximately $1,163,353, our costs increased less, in proportion to the increased revenue due to a greater pay-in-wager by the customers.  Depreciation expense is accelerated in the year of acquisition for machines acquired.  In addition, we provided impairments for machines which were removed from service prior to their useful life. Machine lives are generally two to three years, depending on technologies, playing habits and customer preference. We are experiencing high turnover of our machines due to the customer preference and habits.

Marketing and Advertising Expense

Marketing and advertising expenses increased by $632,701 from $747,244 for the nine months ended February 29, 2004 to $1,379,945 for the same period in 2005. The increase is attributable to the new store which opened in December 2004 and the other store opened in 2001, whereby we spent approximately $701,239 for marketing and advertising expenses.  In addition, we spent approximately $265,934 for marketing and advertisement for the new store. As a percentage of revenues, we spent 7.6 % and 6.2%, for the 9-month periods ended February 2005 and 2004, respectively, which is up primarily due to increase in advertisement, recruiting and outside service expense spending despite significant revenue increase contributed by the two large stores opened in July 2001 and in December 2003.

General and Administrative Expenses

General and administrative expenses for the nine months ended February, 2005 increased by $1,379,430 or 71.8% to $2,405,990 from $1,513,975 for the same period ended in 2004. General and administrative expenses for the 9-months ended February 28, 2005 constituted 13.3% of revenues in comparison to 12.7% for the same period ended in 2004. The increase in general and administrative costs can be attributed primarily to: (1) increase in salary and benefits cost to support an expanding infrastructure in Japan and to a limited extent, the United States, (2) increases in professional fees and director fees related in anticipation of becoming a public company, and (3) a charge for stock-based compensation for two non-employee directors in the aggregated total amount of $704,700.

Other Income and Expenses

Interest expense increased by $321,966 to $757,183 in the nine-month period ended February, 2005, from $435,217 for the same period in 2004, or increased by 74.0%.  This increase is due to increased borrowings under the Company’s credit facility and capital lease financing arrangements and an increase in the interest rates on our borrowings. For the nine-month period ended February 28, 2005, we recorded a one time reverse merger related investment banking fee in the form of 200,000 shares of the its common stock at $1.80 per share, which resulted in $360,000 of merger-related expense.

Income Taxes

Income tax expense increased by $568,426 to $704,903 for the nine-month period ended February 28, 2005, from $136,477 for the same period in 2004. We record a provision (benefit) for income taxes in Japan at an estimated rate of 50% of pretax income.  We have continued to incur expenses in the United States which do not result in any benefit for Japanese income taxes.  Net operating losses in the United States receive a valuation allowance for the related deferred tax assets.  We incurred $1,064,700 of expenses in the United States for stock-based compensation which is not deductible for income tax reporting purposes.

Net Loss

We incurred a net loss for nine-month period ending February 28, 2005 of $1,181,747 versus net loss of $715,985 for the same period in 2004.  This can be attributed to (1) a significantly large one time non-cash merger fee and stock-based compensation expenses incurred in the United States, not deductible for Japanese corporate tax purpose; (2) overall expenses due to the new store opened in December 2004 despite of the significantly increased revenue.  We intend to monitor the results at our stores to curb losses in the future.

Liquidity and Sources of Capital

Cash Flows

During the nine-month periods ended February 2005 and 2004, we generated $6,506,793 and $3,310,470, respectively, of cash flows from operating activities.  Our cash provided by operating activities for the respective 9-month periods, included non-cash depreciation, impairment losses and stock-based compensation for directors and an investment banker of $7,061,561 and $4,576,895 respectively.  Our increase in cash provided for the 9-month period ending February 2005 relates primarily to non-cash compensation provided to directors and the investment banker related to the reverse merger completed in June 3, 2004 as well as increased depreciation expense, accounts payable and accrued liabilities.

During the nine-month periods ended February 28, 2005 and February 29, 2004, we used cash of $12,106,716 and $8,752,967, respectively, on investing activities. We spent approximately $11,261,931 and $7,687,993, respectively, for capital additions.  The 2004 expenditures included approximately $4,000,000 to construct a building and $3,500,000 to supply pachinko/pachislot machines and auxiliary equipments.

During the 9-month period ended February 2005, we provided cash of $4,252,649 from financing activities.  During this period, we financed a new store which opened in December 2004 in the amount of $9,074,288 from a bank.  In the comparable period in 2004, we used cash in our financing activities in the amount of $9,170,706.  We repaid long-term debt in the amounts of $4,520,474 in the 9-month period ended in February 2005 and $1,972,351 for the same period ended in February 2004.

Liquidity

Exam has incurred losses during the nine months ended February 28, 2005 totaling $1,181,748. Exam may continue to incur losses during fiscal 2005 due to 1) increased costs to provide infrastructure necessary to operate as a public company, and 2) start-up costs incurred with the new store that opened in December 2004, as well as management’s decision to increase payouts at that store to attract and retain customers.  Exam’s current liabilities exceed its current assets (working capital deficiency) totaling approximately $4.5 million caused by short-term notes due in August 2005 through October 2005.  We have had historically good relations with our banks and we believe the notes will be refinanced in the normal course of business based on historical actions.  We are seeking United States structured notes aggregating $50 million, or more, and we would consider equity capital in the amount of $5 million, or more.  In the event we require capital, our controlling shareholders will contribute additional capital as needed to continue to operate in the normal course of business, to the extent they are financially able to do so. There are no assurances that the notes will be refinanced when due, or the capital will be raised.  In the event we are unable to meet our obligations as they become due, there will likely be substantial doubt about our ability to continue as a going concern.

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

Interest Rate Swap Agreements

We have entered into three interest swap agreements because we were required to do so by our creditor.  On December 27, 2004, we entered into the third interest rate swap agreement whereby we have obtained approximately $2.4 million.  This new swap agreement will remain in force until November 30, 2009.  We agreed to pay interest at 1.11% per annum on the face of the contract offset by the receipt of interest at 3-month TIBOR.  At the date we entered into the swap agreements, the cumulative settlement values were approximately $160,000.  At the date we entered into such arrangements, we determined that this was a cost of funds and we discounted the note by the corresponding of the fair value of liability for the swap.  Interest expense on the debt is adjusted to include net payments made or received under our swap agreements.  The fair values of the swaps are carried as an asset or a liability in the consolidated balance sheet and the carrying value of the debt is adjusted accordingly.  The effect of the interest swap agreements was to increase the stated rate of interest of our borrowings from an average of 1.5% to over 5.0%, based on current rates. In the event the short-term reference interest rate (TIBOR) rise, the cost of the borrowing will be effectively reduced. As of February 28, 2005, the fair market value of the swap contract obligations resulted in a net liability of $134,573.

Seasonality

Historically December-February period is off-peak times of year while June-August and September-November periods appear to be best time for the industry.  Our company seems to follow the historical trend in general.  However, there is a slight deviation from this trend due to geographical location and business strategic reasons, such as a grand-opening of a new store, renewal opening of an existing store and other marketing strategies adopted to promote more revenue.

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

In connection with its review of the our consolidated financial statements for the year ended May 31, 2004, McKennon, Wilson & Morgan LLP, the Company’s independent accountants, advised management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness, including, inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting matters; failure to perform timely reviews, substantiation and evaluation of certain general ledger account balances; lack of procedures or expertise needed to prepare all required disclosures; and evidence that employees lack the qualifications and training to fulfill their assigned functions.  McKennon, Wilson & Morgan LLP indicated that they considered these deficiencies to be a material weakness as that term is defined under standards established by the American Institute of Certified Public Accountants. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal control from reducing to an appropriately low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis. We considered these matters in connection with the quarter-end closing of accounts and preparation of financial statements as and for the quarter ended February 28, 2005 and determined that no prior period financial statements were materially affected by such matters.

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

Dated: April 22, 2005

	By:	/s/ Shinichi Hirabayashi
Shinichi Hirabayashi
President & Chief Executive Officer

/s/ Yoneji Hirabayashi
Yoneji Hirabayashi
Chief Financial Officer
(signed both as an
officer duly authorized to sign on
behalf of the Registrant and principal
financial officer and chief accounting
officer)