Form 10KSB
period 2005-05-31
EXAM USA, INC.
filed 2005-09-13
CIK 934646

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MAY 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

COMMISSION FILE NUMBER: 000-32849

EXAM USA, INC.

(Name Of Small Business Issuer In Its Charter)

Nevada	88-0271810
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5912 Bolsa Avenue, Suite 108, Huntington Beach, California 92649
(Address Of Principal Executive Offices)

ISSUER’S TELEPHONE NUMBER: (714) 895-7772

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
N/A	N/A

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
COMMON STOCK, PAR VALUE $0.01

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☒   NO   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  YES   ☐   NO   ☒

State issuer’s revenues for its most recent fiscal year: $25,607,148.

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of September 8, 2005:  Common stock, $0.01 par value:  $600,044

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

20,000,148 Shares as of voting common stock as of September 8, 2005

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format:    YES   ☐   NO   ☒

EXAM USA, INC.

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED MAY 31, 2005

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

ITEM 1. DESCRIPTION OF BUSINESS

The Company; Corporate History

We were originally incorporated in Nevada on May 21, 1987, under the name Olympic Entertainment Group, Inc.  We were formed to finance, produce, co-produce and distribute motion pictures and television shows. We pursued various opportunities through 1993, at which time our management decided to focus upon the development of a cable television network for the distribution of nonviolent children’s television programming. From 1993 through 1995 we developed this concept and in 1995, we launched the Children’s Cable Network. Although we had some early success through 1997, we ceased operating in June 1998.  We were a non-operating company from that time until June 2004.

On June 3, 2004, we entered into a Stock Exchange Agreement (the “Agreement”) with Exam USA, Inc., a Delaware corporation (“Exam Delaware”), which provided for a tax-free share exchange under Section 368(a)(1)(B) of the Internal Revenue Code. Such transaction was accounted for as a reorganization.  Pursuant to the agreement, all of the 10,300 shares of outstanding common stock of Exam Delaware were acquired in exchange for 1,800,000 shares of Olympic Series E Convertible Preferred Stock.  The shares of Series E Convertible Preferred Stock were convertible into 18,000,000 shares of our common stock, representing approximately 95% of our outstanding voting power.  Effective August 9, 2003, we changed our name to Exam USA, Inc.  We have a wholly-owned subsidiary, Exam Co. Ltd, a corporation formed and existing under the laws of Japan.  Our subsidiary is an operating entity, which presently owns and runs six (6) pachinko.  We also operate two small restaurants one of which includes karaoke entertainment..

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

Our domestic headquarters are located in Huntington Beach, California.  Our mailing address is 5912 Bolsa Avenue, Suite 108, Huntington Beach, California 92649.  Our telephone number is (714) 895-7772.  Our Annual Report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and all amendments to those reports filed with or furnished to the SEC are available, free of charge, through our website at www.exam-usa.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission.

Our Pachinko Business

Originally founded in 1956 by Mr. Yoneji Hirabayashi as a dining room to which was later added a hotel, we were first incorporated as Kisorin Inc. in 1969 and renamed “Exam” in 1999.  We opened our first pachinko store called “Komaki Jambo Kaikan” in 1973.  Pachinko’s popularity has been on the rise since then and we have opened five additional stores to date.  Four stores are located in the Aichi prefecture in Mid-Japan and two stores are located in the Tochigi prefecture just north of the Greater Kanto Area in Japan.  Seeking to expand our business operations, we have also established one karaoke store.  Our stores are strategically located in areas that are convenient and accessible to local residents.  Our stores are known by our customers to be clean, attractive and comfortable.  Our growth has been driven by the successful addition of new stores and enhancements to the operational efficiency of existing locations.  We are led by a seasoned executive management team with decades of experience and accumulated industry knowledge.

Unlike small stores operated by smaller “mom-and-pop” operators, EXAM’s facilities are upper scale, featuring a selection of the latest pachinko and pachislo machines at each center

EXAM’s Existing Pachinko Store Statistics

•	Average gross wagers per sq. m: $3,342
•	Average gross wagers per machine: $77,976
•	Average number of machines per store: 469 machines
•	Average annual revenue per machine: $8,831
•	Average age of each store: 14.7 years
•	Average number of employes per store: 33

The Industry

Introduction to Pachinko

Pachinko is believed to have originated in Japan in the 1920s based on a vertical pinball-like device called the Corinthian Game that was imported into Japan from the U.S.  Pachinko is a game in which players shoot steel metal balls about 3/8” in diameter into a vertical machine that resembles a Western slot machine.  The machine features pins that guide the direction of the balls into one of several slots in the machine.  Certain slots release more balls while other slots capture the ball.  The machines also have an automatic ball feeder that allows the player to quickly release balls into the machine.  The player uses a round knob at the bottom of the machine, thereby adding an element of skill to the game, to control the speed and force of the balls as they are released into the machine.  Pachinko machines today also feature digital displays in the background that resemble slot machines.  The digital display is activated when the balls touch certain areas within the machine and allow the player to win extra balls.  Upon completion of play, patrons can exchange balls for prizes, such as cigarettes, candy, and other merchandise, or a ‘special prize’ which can be exchanged for money.

Pachislo machines, similar to Western slot machines, are also typically found in pachinko stores.  The key difference between a pachislo machine and a Western slot machine is that the player controls when each individual reel stops, thereby requiring a certain degree of skill as well as chance.  Another difference is that pachislo machines do not offer the big “jackpot” payouts paid by Western slot machines.  Similar to the machine’s low token retention (“hold”) rate, payouts are also kept modest, to conform to Japan’s strict regulations regarding speculative entertainment activities.

The Gaming Experience

A customer entering a modern Japanese electronic gaming store who wishes to play Pachinko or Pachislo would either approach a machine and insert cash directly into a computer monitored bill reader or purchase a prepaid magnetic card from one of several vending machines located around the gaming floor which is then inserted into the machine’s reader.  In either instance the machine dispenses a specified number of balls into the machine’s loading tray or payout tray at a posted price per ball. The player then plays the game and, if successful, collects his or her winnings in plastic bins provided by the store by manually releasing a trap at the base of the machine’s collection tray. When he or she is finished gaming, the customer transfers the filled bins to ball or token counting machines which automatically supply the customer with a magnetic or paper receipt for the number of balls or tokens collected. The customer then presents the receipt at the redemption counter which offers the customer a choice of credit towards retail goods sold by the store or a ‘special prize’ that can be sold for money at a special prize exchange station located within close proximity to the pachinko store (see “The Tri-Party Transaction” below).

Ball/Token Redemption

The redemption price of balls or tokens is at a lower price per ball/token than the buy-in price.  On average, the buy-in price for pachinko balls is 4 yen per ball while the redemption rate ranges from 2.75 to 3.75 yen per ball among some of our main competitors.  Our redemption rate is about 3.33 yen per ball for our established stores. Our competitors’ rates allow their stores to profit while giving their players a typical payout ratio of between 120% and 130%, which gives the player the feeling that he or she has had a winning session.  As a result, the store’s net revenues on total gross wagers are determined by a combination of the hold percentages set on the machines and the ball/token redemption ratio.  As in Western style casinos, a “looser” machine (one with a lower hold percentage) will increase the amount of time that a player will play without losing all of his or her investment, and result in a lower player velocity for the casino.  In order to remain profitable under such a scenario, the store must modify its ball/token redemption ratio to offset the low hold percentage on the machines.  Smaller stores typically employ this business model.  In contrast, better established, dominant properties with significant customer traffic offer the player higher redemption rates on “tighter” machines (higher hold percentages).  Under this configuration, player velocity is increased as players either lose more quickly or increase their level of wagers in order to fill the same amount of playing time.  Adjusting this all-important mix correctly is of critical importance in maximizing profitability and is the hallmark of an experienced operator.  The advancements in IT infrastructure for pachinko operations allow pachinko operators to monitor the profitability of each machine in accurate detail and in real-time.

While balls and tokens can be redeemed for various prizes such as candy, cigarettes, consumer electronics and certain luxury items, the vast majority of the redemptions are for a ‘special prize’.  The concept of the ‘special prize’ has existed for decades in the Pachinko business, although in later years it has become significantly more refined.  Under Japanese law it is not permissible to exchange pachinko balls or slot machine tokens for currency, gold, or securities.  As a result, the Japanese pachinko industry has established the tri-party transaction system whereby customers can exchange balls/tokens for certain objects of nominal value which acts as a mode of exchange between the store, the customer, and a completely unrelated business entity that will accept the object from the customer in exchange for cash.

The Tri-Party Transaction

The three parties involved in the tri-party transaction are (i) the casino/store, (ii) the prize buyer (“Kaitori-Gyosha”), and (iii) the prize wholesaler (“Nonyu-Gyosha”).  Each of the parties must be completely unrelated to the others, both legally and economically, in order to avoid a violation of the law.

Diagram of the Tri-Party Transaction

Each pachinko store maintains an arms-length ad hoc relationship with a prize wholesaler, pursuant to which the prize wholesaler agrees to cause the ‘special prizes’ to be manufactured and sold to the store and the store agrees to purchase ‘special prizes’ from the prize wholesaler each day in order to maintain sufficient inventory.  The prize wholesaler and buyer have a similar ad hoc relationship to which the store is not a party.  The third component of the tri-party transaction is the relationship between the store customer and the prize buyer.  The buyer maintains a freestanding or leased facility nearby the store consisting of a manned window. A customer possessing ‘special prizes’ will exit the store and exchange them for a like amount of cash at the prize buyer’s window.

All receipts from the store are removed daily from the prepaid card vending machines and pachinko/pachislo machines and deposited, either directly on a normal business day or by lock-box if banks are closed, at the store’s bank.  At the opening of each business day, the store wires from its account to the account of the prize wholesaler, an amount roughly aggregating the value of the ‘special prizes’ that the wholesaler has acquired from the prize buyer representing trade during the previous day plus a commission.  The wholesaler uses the proceeds to purchase the ‘special prizes’ from the buyer, also with a commission agreement.  Thus the special prizes make the triangular, and legally permissible trip from the store, to the prize buyer, to the wholesaler, who then sells an inventory of special prizes back to the store.

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

The Japanese Pachinko Industry

Pachinko, along with public lotteries and horse, motorboat, and cycle racing, is one of the key segments of the Japanese gaming industry.  Pachinko and its variants, including pachislo, account for more than two-thirds of total wager volume in Japan.  Generating an estimated $277 billion in gross wagers per annum and employing over 319,000 employees, the Japanese pachinko industry is larger than even the country’s automobile industry, and is, by far, the largest service industry sector in Japan.  Pachinko is the most popular source of leisure and entertainment, (including dining), in Japan and a regular component of the Japanese lifestyle.  In a country with a population of 127 million, an estimated 40 to 50 million Japanese play pachinko while an estimated 25 million people play on a regular basis.  While pachinko was traditionally played primarily by males of legal gambling age (18 and over), pachinko has grown to appeal to Japanese women as well.  To cater to the significant number of female players, many stores now feature refrigerators in which housewives can temporarily place their purchased groceries while they play and feature prizes, like brand-name purses, that appeal to women.

Some key statistics pertaining to the Japanese pachinko industry are listed below:

•                                          A total of approximately 6,100 operators operate approximately 16,100 stores housing an estimated 4.9 million pachinko and pachislo machines.  The industry generates annual gross wagers of approximately $277 billion, or an average of $17.2 million per store. (Source: Tokyo-based Yano Research Institute, Ltd.)

•                                          The industry employs an estimated 319,000 people compared to 350,000 employed by the entire U.S. casino industry.  (Source: Tokyo-based Yano Research Institute, Ltd.)

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

As illustrated in the figure below, the pachinko industry dwarfs other service sectors within Japan.  Due to the importance of pachinko to Japan’s economy both as a source of employment for over 319,000 people and a significant contributor to the country’s annual tax revenues, the government of Japan has made a conscious effort to establish and enforce laws to protect consumers, rid criminal elements and raise the public image of the pachinko industry.

Comparative Snapshot of Japan’s Service Industries

[Note: Figures in Billion Yen]

Source: Ministry of Public Management, Home Affairs, Posts and Telecommunications (1999 data)

Despite its relatively lower international profile, compared to the gaming industry in the United States, the Japanese pachinko industry is comparable in size to the entire U.S. casino industry, whose publicly listed companies alone represent well over $25 billion in public equity value.

Comparison of the Japanese Pachinko and U.S. Casino Industries

Item	Japanese Pachinko Industry	U.S. Casino Industry
Gaming Revenues*	$34.2 Billion	$28.1 Billion
Number of Players	40 to 50 million (25 million regulars)	53 million
Employees	319,000	350,000

* Wagers less payouts

Another characteristic of the Japanese pachinko industry that makes its attractive to both operators and investors is its relative imperviousness to economic trends.  In fact, pachinko stores have actually been known to perform better during economic recessions as individuals seek ways to supplement their incomes.

Further evidence of the magnitude of the Japanese pachinko industry are the leading Japanese pachinko/pachislo machine manufacturers, including Sankyo Co., Sammy Corporation, Heiwa Corporation, Sigma Gaming, and Konami Co., who have grown to become some of the largest publicly listed companies in Japan.

Pachinko Operator Landscape

The Japanese pachinko industry is highly fragmented, with an estimated 6,100  operators and 16,100 stores housing an aggregate 4.9 million pachinko and pachislo machines throughout the country.  The largest operator is Dynam Co., Ltd., which has approximately 240 stores throughout Japan, with the next largest operator being Maruhan Co., Ltd., which has 165 stores.  Smaller stores average 100 to 200 machines while larger stores, such as those belonging to the Company, have 500 or more machines.  The pachinko industry has been revolutionized over the last several years with enhancements to pachinko and pachislo machines and information technology that allow operators to capture comprehensive, real-time data on the performance and usage of each individual machine.  Pachinko machines have largely been converted to a digital format that features a digital slot machine-like screen in the background that enhances the playing experience and winnings potential for the customer.  These enhancements to machines and IT infrastructure have increased the capital expenditures required to establish and maintain a modern pachinko facility.  As a result, the yet highly fragmented pachinko industry is experiencing a consolidation trend as smaller stores, who lack the financial resources to make such enhancements, are being put out of business by larger competitors, such as Exam with greater financial, staff and other necessary resources and operational experience.

Regulatory Matters

The criminal law of Japan essentially prohibits gambling organized by private entities.  However, pachinko is considered part of the leisure industry, which is exempt from the prohibition against gambling.  Pachinko is regulated by the Japanese National Police Agency (“NPA”), through the prefectural police departments, which has taken the stance that pachinko is not gambling but simply a “reasonably speculative form of pastime.”  Pachinko regulations fall under the Act Regulating Adult Entertainment Business and the ministerial ordinances and regulations thereunder.  Customers must be at least 18 years of age.  Pachinko stores are open seven (7) days a week; however, they are not permitted to operate between the hours of 11 p.m. and 9 a.m.  Also, customers are forbidden from taking pachinko balls from the stores and therefore ‘rent’ the balls with which they play.

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

Our Employees and Consultants

As of May 31, 2005, we had 57 full-time employees and 144 part-time employees. Our employees are not represented by a collective bargaining organization. We believe our relationship with our employees is good.

Risk Factors

Our industry is subject to intense competition from a number of other store operators

There are a total of approximately 16,100 pachinko stores in Japan, which are run by approximately 6,100 operators.  We have several established competitors in each of our current and target geographic markets.  Some of these competitors have comparable or greater financial and other resources than we do and, therefore, they may be able better attract customers by updating their stores and pachinko machines, and through increased marketing efforts.

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

Our expansion plans to open additional stores will require substantial capital commitments and outlays to acquire land rights, construct new buildings, purchase machines and related equipment, hire operational personnel and procure other resources associated with establishing new pachinko stores.  We have received most of our financing to date from paid in capital from founders and existing shareholders, bank loans and cash flow from the operation of our existing business.  As we expand, our capital requirements will increase.  If for any reason we are unable to meet ours capital requirements, we will be unable to attain our expansion plans, which could adversely affect or ability to compete and our financial results.

We need to enhance our internal controls in order in ensure the accuracy of our financial reporting.

Our auditors have advised us of certain significant internal control deficiencies that they consider to be, in the aggregate, a material weakness, including, inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting matters; failure to perform timely reviews, substantiation and evaluation of certain general ledger account balances; lack of procedures or expertise needed to prepare all required disclosures; and evidence that employees lack the qualifications and training to fulfill their assigned functions.  Our auditors indicated that they considered these deficiencies to be a material weakness as that term is defined under standards established by the American Institute of Certified Public Accountants. We considered these matters in connection with the year-end closing of accounts and preparation of financial statements as and for the year ended May 31, 2005 and determined that such matters did not materially affect any prior period financial statements.

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

Our shares of common stock are publicly quoted on NASD over-the-counter bulletin board system.  Securities listed on the OTC bulletin board generally have less trading volume and institutional market support and therefore may be susceptible to greater fluctuations in price and have a lower degree of liquidity than shares listed on a larger exchange, such as the NASDAQ or NYSE.  Ownership of our common stock is highly concentrated and the daily trading volume does not yet provide significant liquidity.  Trading may be difficult due to the limited public float, narrow base of shareholders and the lack of an institutional market maker to provide liquidity and pricing support for the Company’s stock.

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

Our common stock may experience extreme price and volume fluctuations

Due to the limited trading volume and public float, the concentration of share ownership, and the lack of market makers in the Company’s stock, attempts to buy or sell a substantial number of shares could result in significant market price fluctuations.

Our management controls a substantial percentage of our outstanding voting securities.

Our management, together with family members, control approximately 90% of the outstanding voting control of our company. Consequently, it would be almost impossible for a third party to obtain control of our company, or influence our day-to-day operations.

ITEM 2. DESCRIPTION OF PROPERTY

We sublease approximately 500 square feet in Huntington Beach, California, for our domestic executive offices.  The lease requires monthly rental payments of $2,000, and has a term that expires on June 30, 2007. Subject to the sublessor’s ability to keep the underlying lease in effect, we have an option for an additional year at a price to be mutually agreed upon.  Our lessor under this lease is a corporation that is controlled by Mr. Miyano, a director of our company.

Our operating subsidiary in Japan leases its head office from two individuals under separate leases, one of whom is Mr. Yoneji Hirabayashi.  The aggregate monthly rent through May 31, 2005 for the head office was $16,824, of which $1,402 per month is paid to Mr. Hirabayashi.  The lease with Mr. Hirabayashi has a remaining term through May 31, 2005, while the other lease is month to month.

With respect to our six pachinko stores, we own the buildings; and land upon which they are built is a combination of owned and leased. The following is a summary of our pachinko store locations:

	J’s Club	Inuyama	K’s Club	Kaminokawa	Jimokuji	Oyama
Opening date	1973	1974	1996	2001	2003	2005

Address	426-1 Jisaimae, Komakibarashinden Komaki-shi, Aichi-Ken	1300-1 Maekawada, Uenoada, Inuyama, Aichi-ken	8 Kogita, Oguchi- cho, Niwa-gun, Aichi-ken	2542-4 Kitahara, Kaminokawa-cho, Kawachi-gun, Tochigi-ken	Aichi-ken36-2 Chanokida Jinmokaza Jimokujicho Ooaza Amagun Aichi-ken	297-1 Senoazuka Oyamashi Tochigi-Ken

Land status	Leased	Leased and owned	Leased and owned	Leased	Leased	Leased

Building status	Owned	Owned	Owned	Owned	Owned	Owned

Parking lot status	Leased	Leased	Leased	Leased	Leased	Leased

Size (sq. m)	2,501	7,700	10,712	18,481	18,182	6,211

Parking Spaces	230	250	400	620	640	430

No. Machines (pachinko / pachislo)	224/84	278/100	252/106	336/252	400/240	280/200

We lease the land and parking lots for each store identified above pursuant to numerous leases, most of which are not in writing and do not have a specified term.  The aggregate of the monthly payments under all leases for each store is as follows: J’s Club is $16,000; Shop Inuyama is $15,503; K’s Club is $5,139; Kamikawa is $30,317: Jimokuji is $61,782; and Oyama is $21,212.  The leases for Oyama, which commenced in December 2004, are for a period of twenty (20) years.

The land that we own, together with all of our buildings, serve as collateral for two loans from Gifu Shinyo Kinko Bank and Nagoya Bank.  As of May 31, 2005, the outstanding principal balance of each loan was approximately $21,830,000 and 3,206,000, respectively.  The loan from Gifu Shinyo Kinko is comprised of several advances bearing interest at the rate of 2.75% per annum, and with maturity dates from January 29, 2009 to October 31, 2015.  The loan from Nagoya Bank is comprised of several advances all bearing interest at the rate of 2.275% per annum, and with maturity dates ranging from September 15, 2005 to June 30, 2009.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND OTHER STOCKHOLDER MATTERS.

Market Price

Our common stock is traded on the NASD Electronic Bulletin Board over-the-counter market, and is quoted under the symbol EXMA.  The table below gives the range of high and low bid prices of our common stock for the fiscal years ended May 31, 2005 and May 31, 2004 based on information provided by the OTC Bulletin Board. Such over-the-counter market quotations reflect inter-dealer prices, without mark-up, mark-down or commissions and may not necessarily represent actual transactions or a liquid trading market. The following prices have been adjusted to reflect our 15 to 1 reverse stock split which was effective June 11, 2004.

May 31, 2005:

	High	Low
1st Quarter	$3.50	$0.07
2nd Quarter	$2.50	$0.51
3rd Quarter	$0.95	$0.25
4th Quarter	$0.39	$0.19

May 31, 2004:

	High	Low
1st Quarter	$0.45	$0.07
2nd Quarter	$1.20	$0.25
3rd Quarter	$10.65	$0.53
4th Quarter	$7.50	$1.65

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

The number of shareholders of record of our common stock as of September 12, 2005 was 144.

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

Common Stock

Our Articles of Incorporation authorize 100,000,000 shares of common stock, $0.01 par value per share. As of September 12, 2005, we had 20,000,148 shares of common stock issued and outstanding that were held by approximately 144 stockholders of record.

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

Recent Sales of Unregistered Securities

None.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Through our subsidiaries, we own and operate six pachinko stores, which is our primary operating business.  We opened our sixth store in December 2004, which is a medium size store with 480 machines.  We operate a total of 2,752 Pachinko and Pachislo machines.  We plan to leverage our expertise and capitalize on new development opportunities, and we are expanding our operations in Japan.  We expect to spend approximately $12,168,000 to construct and furnish a new store (excluding the cost of the land which we lease), which is expected to open in December 2005.

Results of Operations

Year Ended May 31, 2005 Compared to Year Ended May 31, 2004

Operating Revenues and Costs

A summary of the gaming revenues for the years ended May 31, 2005 and 2004 are as follows:

	2005		2004
	Amount	Percentage	Amount	Percentage
Patron wagers (pay-ins)	$219,425,163	100.0%	$166,022,684	100.0%
Patron payouts	(194,575,733)	(88.7)	(148,603,069)	(89.5)
Gaming revenues	$24,849,430	11.3%	$17,419,615	10.5%

Consistent with the gaming industry, we report our revenues as the net of wagers less payouts.  Our gaming revenues increased by $7,429,815 from 2004 to $24,849,430 in 2005, an increase of 42.7%.  Approximately $802,148 was related to the opening of the new store in December 2004.  After excluding such new store effects, our same-store revenues (stores that have been opened for at least one year) increased by $6,627,667 or 38.1%, which is largely attributable to increases at our store which we opened in December 2003 and operates 620 machines.  Other revenues, consisting of food, limited beverages and sundry items, increased by $314,357 to $757,718 or 70.9% due to new contracts and general increase in the number of customers.

Our gross wagers increased $53,402,479 or 32.2% from fiscal 2004 to $219,425,163 in fiscal 2005.  Our new store which opened in December 2004 contributed to $16,519,740 of such increase in wagers.  Our payouts increased by $45,972,664 or 30.9 % from fiscal 2004 to $194,575,733 in fiscal 2005.  Our payouts as a percentage of wagers decreased from 89.5% to 88.7%.   For the new store opened in December 2004, we paid out 95.1% of wagers to attract new customers through May 31, 2005; the other stores had an aggregate payout rate of 88.2%. We generally increase our payouts for six (6) months after opening a new store, at which time we decrease payouts to customers to normal rates.

Cost of Revenues

Costs of revenues as a percentage of total revenues for the years ended May 31, 2005 and 2004 are as follows:

	2005	2004
Salaries and wages	15.8%	16.6%
Depreciation	27.4%	28.7%
Facilities and other	26.8%	26.6%
Impairment of property and equipment	16.7%	8.6%
Total cost of revenues	86.7%	80.5%

Cost of revenues for 2005 increased by $7,818,516 or 54.4% from $14,374,254 to $22,192,770 compared to the year ended May 31, 2004.   As a percentage of revenues, our costs in 2005 increased to 86.7% from 80.5% in 2004.  Overall cost to revenue increased due to full year operation of the store that opened in December 2004 and one store subject to impairment.  The largest contributor to the increase is impairment expense due to one store which operated at a loss and is projected to operate poorly.  Depreciation expense is accelerated in the year of acquisition for machines acquired.  Facility costs include certain start-up costs consisting of supplies, pachinko balls and signage associated with the new store opening in December 2005, which exceeded $360,000.

We evaluate our long-term assets to be held and used for impairment when events or changes in economic circumstances indicate the carrying amount of such assets may not be recoverable.  In 2005 one of our stores in Aichi operated at a net loss.  This net loss was due to a significant decrease in the store’s revenues caused by the opening of two pachinko stores by competitors during fiscal 2005 (one of which has over 1,000 machines).  Although management implemented some marketing strategies to increase revenue, management believes that the future undiscounted net cash flow of the related assets in this store over the remaining life is not expected to generate sufficient cash flow to recover the carrying value of such assets.  We recorded an estimated impairment expense for this store in the amount of $2,192,593.

The total impairment expense recorded at the 2005 year-end was approximately $4,273,178.

Marketing and Advertising Expense

Marketing and advertising expenses increased by $950,725 from $1,036,880 in 2004 to $1,987,605 in 2005. The increase is attributable to the new store which opened in December 2004, whereby we spent $442,760 for marketing and advertising expenses and the two large stores, whereby they together spent $480,710 more in 2005 than 2004.  As a percentage of revenues, we spent 7.8% and 5.8%, in fiscal 2005 and 2004, respectively.

We spent more for advertising on the new store since our competitor opened a store next to ours.

General and Administrative Expenses

General and administrative expenses for the year ended May 31, 2005 increased by $1,175,716, or 54.0% from $2,177,038 in 2004 to $3,352,754 in 2005. General and administrative expenses for 2005 constituted 13.1% of revenues in comparison to 12.2% for 2004. The increase in general and administrative costs can be attributed primarily to: (1) increase in salary and benefits cost to support an expanding infrastructure in Japan and to a limited extent, the United States, and (2) increases in professional fees and director fees in connection with meeting various reporting requirements as a public company.

Other Income and Expenses

Interest expense increased by $325,790 to $1,031,605 in 2005, from $705,815 in 2004, an increase of 46.2%.  This increase is due to borrowings under the Company’s credit facility and capital lease financing arrangements and an increase in the interest rates on our borrowings.

Income Taxes

Income taxes expense decreased by $772,223 to $(312,561) for the year ended May 31, 2005, from $459,662 in the prior year. We have incurred expenses in the United States of America totaling approximately $602,916 in 2004 and $912,864 in 2005.  We have no income in the United States, thus such expenses will result in net operating losses to be carried forward, for which a valuation allowance is deemed required for the related deferred tax assets.  The federal income tax rate in Japan is 30% and the state and local tax, net of federal benefit, is 10.4%. After considering the impact the decrease in the valuation allowance for net operating losses, impairment expense and stock-based compensation in the United States, the effective tax rate is excessively low in 2005.

Net loss

We incurred a net loss for fiscal 2005 of $2,761,030 versus net loss of $473,042 in fiscal 2004.  This can be attributed to (1) higher payouts, depreciation and start-up costs of our new store which we opened in December 2004; (2) disposition of machines at stores in Japan;(3) expenses incurred in the United States which are apparently not deductible as an expense in Japan and (4) one time non-cash charge of stock-based compensation in connection with the reverse merger and certain directors, and impairment expenses.  We plan to decrease payouts at our new store which opened in December 2004 during fiscal 2006, to reduce our losses.  We are evaluating our income taxes in Japan and United States to reduce our effective income rate. New store openings will continue to have a drag on earnings for the foreseeable future.

Liquidity and Sources of Capital

Cash Flows

During the years ended May 31, 2005 and 2004, we generated $10,378,208 and $5,888,364, respectively, of cash flows from operating activities.  Our cash provided by operating activities in fiscal 2005 and 2004, included non-cash depreciation and impairment losses of $11,366,611 and $6,672,132, respectively.  Our increase in cash generated in 2005 relates primarily to revenue increases in our two largest stores.

During the years ended May 31, 2005 and 2004, we used cash of $14,612,408 and $9,922,046, respectively on investing activities.  We spent approximately $13,385,503 and $9,381,354, respectively, for capital additions (including $1,793,527 and $4,084,666 respectively, for capital leases). The increase in 2005 expenditures included approximately $3,809,352 to construct a building, $2,339,474 to supply 480 new machines, and $1,776,755 for computer systems and equipment at the new store which opened in December 2004.  We also replaced 2,627 machines in the ordinary course of business in 2005, versus 1,758 machines in 2004.

During the fiscal year ended May 31, 2005, we provided cash of $1,828,994 from financing activities.  During this period, we financed a new store and expansion in the amount of $8,178,390 from a bank.  In fiscal 2005, we used cash in our financing activities in the amount of $7,427,993.  We repaid notes payable and long-term debt in the amounts of $4,987,569.

Liquidity

Our working capital deficit as of May 31, 2005 was $5,751,483 and our unrestricted cash balance was $3,581,034. During 2006, we expect to spend approximately $12,167,565 on our new store opening in December 2005.  We are financing most of these expenditures with long-term debt of approximately $4,012,483 and capital leases.

During the years ended May 31, 2005 and 2004, we have experienced net losses totaling $2,761,030 and $473,042, respectively, which includes non-cash impairments of store assets of $4,273,178 and $1,530,156, respectively.  As of May 31, 2005, the Company has a working capital deficit totaling $5,751,483.  We have one obligation with a bank that requires us to reduce principal balance in 2006 by approximately $4.5 million.  We plan to renegotiate the principal repayments to the extent we are unable to service these payments.  We have good relations with our banks in Japan.  We believe Exam will continue its growth and generate positive cash flows from operations to fund its daily operations and service its debt obligations.  There are no assurances that we will be successful in our plans.  No adjustments have been made to the carrying value of assets or liabilities as a result of the uncertainty about obtaining cash required to pay obligations as they come due.  Our independent registered public accounting firm has included an explanatory paragraph in their report regarding substantial doubt about our ability to continue as a going concern because of these matters as required by auditing standards generally accepted in the United States of America.

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

Critical Accounting Policies

Our significant accounting policies are included in Note 2 of the Consolidated Financial Statements included elsewhere in this Report. These policies, along with the underlying assumptions and judgments made by our management in their application, have a significant impact on our consolidated financial statements.

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

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the bases used for financial reporting and income tax reporting of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We have provided a valuation allowance at May 31, 2005 because we feel that certain deferred tax assets generated in the United States will not be recovered from future operations.

ITEM 7. FINANCIAL STATEMENTS.

The consolidated financial statements of Exam for its fiscal year ended May 31, 2005 are provided with this Form 10-KSB and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On September 2, 2004, our Board of Directors of Exam USA, Inc. approved a change in auditors.  The Board of Directors approved the dismissal of Malone & Bailey PLLC (“Malone & Bailey”) as our independent registered public accounting firm and the selection of McKennon, Wilson & Morgan, LLP as their replacement.

Malone & Bailey’s report on our financial statements for the fiscal year ended December 31, 2003 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope, procedure or accounting.  Our financial statements for the fiscal year ended December 31, 2002, were audited by Scheifley & Associates, P.C., whose report for such fiscal year did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope, procedure or accounting.

During the two fiscal years ended December 31, 2003 and 2002 and the subsequent interim periods through September 2, 2004, there were no disagreements between us and either Malone & Bailey (as to the fiscal year ended December 31, 2003 and the subsequent interim periods through September 2, 2004) or Scheifley & Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Malone & Bailey’s or Scheifley’s satisfaction, would have caused either of them to make reference to the subject matter of the disagreement in connection with their respective reports on our financial statements for such years; respectively, and there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

In addition, during the two fiscal years ended December 31, 2003 and 2002 and the subsequent interim periods through September 2, 2004, we did not consult with McKennon, Wilson & Morgan, LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

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

In connection with its review of the our consolidated financial statements for the year ended May 31, 2005, McKennon, Wilson & Morgan LLP, our independent registered public accounting firm, advised management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness, including, inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting matters; failure to perform timely reviews, substantiation and evaluation of certain general ledger account balances; lack of procedures or expertise needed to prepare all required disclosures; and evidence that employees lack the qualifications and training to fulfill their assigned functions.  McKennon, Wilson & Morgan LLP indicated that they considered these deficiencies to be a material weakness as that term is defined under standards established by the American Institute of Certified Public Accountants. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal control from reducing to an appropriately low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis. We considered these matters in connection with the year-end closing of accounts and preparation of financial statements as and for the year ended May 31, 2005 and determined that no prior period financial statements were materially affected by such matters.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors

Our executive officers and directors are as follows:

Name (1)(2)	Age	Position
Yoneji Hirabayashi	74	Chief Financial Officer and Director
Shinichi Hirabayashi	44	Chief Executive Officer and Director
Akinori Hirabayashi	42	Chief Operating Officer and Director
Haruo Miyano	63	Secretary and Director

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

Akinori Hirabayashi. Mr. Akinori Hirabayashi is the son of Mr. Yoneji Hirabayashi.  Mr. Akinori Hirabayashi is the Vice President of Exam, Inc.  Mr. Hirabayashi became a Director of one of Exam, Inc.’s Pachinko stores in 1985.  He has served in his current capacity since 1999.  Since then, he has directly overseen four Karaoke stores, with the most recent one being assigned to him in 2001 (Exam Kamikawa Branch).  He graduated from Nagoya University where he majored in Mathematics.

Haruo Miyano. Mr. Miyano has been the Secretary and a Director of the Company and its Delaware subsidiary since June 2004 and its’ inception, respectively.  Mr. Miyano has over 30 years of experience in trade between the United States and Japan.  Prior to joining the Company and its affiliates, Mr. Miyano served as the Vice Chairman of Pulp Mold Packaging Global, Inc., a company he founded in April 1998.  He served as PMP’s President from April 1998 to August 1999. Prior to PMP, Mr. Miyano worked for Kasumi Sports World, Inc. He served as Kasumi’s Vice President of Sales and Marketing and was a Director, and was responsible for handling the sale of sporting goods to 375 franchises throughout the United States.

Financial Expert

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Section 16 Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5  (Annual Statement of Beneficial Ownership of Securities).  Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to us, or written representations that no reports were required, we believe that for the fiscal year ended May 31, 2005 beneficial owners complied with Section 16(a) filing requirements.

Code of Business Conduct and Ethics

Our Board of Directors has approved a Code of Business Conduct and Ethics, which applies to all of our employees, directors and officers, including our principal executive officer, principal financial officer, principal accounting officer and controller.  The Code of Business Conduct and Ethics addresses such topics as protection and proper use of our assets, compliance with applicable laws and regulations, accuracy and preservation of records, accounting and financial reporting, conflicts of interest and insider trading.  The Code of Business Conduct and Ethics is available free of charge to any shareholder who sends a request for a paper copy to Exam USA, Inc., 5912 Bolsa Avenue, Suite 108, Huntington Beach, California 92649.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the total cash compensation, paid to or earned during each of our last three fiscal years by (i) our Chief Executive Officer and (ii) our two most highly compensated executive officers whose salary and bonus exceeded $100,000 for the fiscal year ended May 31, 2005 (collectively referred to herein as the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name & Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)(1)	Other Annual Compensation ($)(2)	Restricted Stock Awards ($)	Securities Underlying Options SARS (#)	L/TIP Payouts ($)	All Other Compensation ($)(3)

Shinichi Hirabayashi	5/31/2005	$336,480	$18,693	0	0	0	0	0
(President and CEO)	5/31/2004	$365,592	$45,491	0	0	0	0	0
	5/31/2003	$207,555	$24,907	$81,753	0	0	0	0

Yoneji Hirabayashi	5/31/2005	$409,598	$37,387	0	0	0	0	0
(CFO)	5/31/2004	$250,896	$19,921	$85,197	0	0	0	0
	5/31/2003	$199,253	$16,604	0	0	0	0	0

Akinori Hirabayashi	5/31/2004	$355,547	$37,387	$98,822	0	0	0	0
(COO)	5/31/2004	$334,767	$35,842	0	0	0	0	0
	5/31/2003	$207,555	$24,907	0	0	0	0	0

(1)           The salary and bonus figures represent the compensation paid to the Named Officers by our wholly-owned operating subsidiary, Exam Co. Ltd. in their respective capacities as officers of such subsidiary.

(2)           Personal benefits received by our executive officers are valued below the levels, which would otherwise require disclosure under the rules of the U.S. Securities and Exchange Commission.  Amounts shown represent the value of automobiles purchased by the company for the Named Officer.

(3)           We do not currently provide any contingent or deferred forms of compensation arrangements, annuities, pension or retirement benefits to its directors, officers or employees.

Director Compensation

Pursuant to an agreement we paid our non-employee director, Mr. Miyano, annual board fees of $100,000 during fiscal year 2005.  Our agreement with Mr. Miyano provides for annual board fees of $100,000 for each of the next two fiscal years.

Mr. Miyamoto, who serves as a member of our Delaware subsidiary, was paid an annual fee of $100,000, in consideration for his board services to such subsidiary during fiscal year 2005.  Our subsidiaries agreement with Mr. Miyamoto provides for annual board fees of $100,000 for each of the next two fiscal years.  During the years ended May 31, 2005, 2004 and 2003, our operating company in Japan paid $47,501, $48,934, and $46,409, respectively, for consulting services to SIM International, which is controlled by Mr. Miyamoto.  The services are provided pursuant to an agreement with the Company that is renewable annually upon the consent of both parties.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to the Company regarding the beneficial ownership of the Common Stock, which anticipated to reflect ownership immediately following the closing of the Transactions, and subject to the conclusion of the 10-day period by:

•      each person known to beneficially own more than five percent of the Common Stock;

•      each officer and director of the Company (including proposed directors); and

•      all directors and executive officers as a group.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Yoneji Hirabayashi	1,922,330 shares (1) CFO and Director	9.6%
Common Stock	Shinichi Hirabayashi	2,097,090 shares CEO and Director	10.5%
Common Stock	Akinori Hirabayashi	5,592,230 shares (2) COO and Director	28.0%
Common Stock	Haruo Miyano	262,137 shares Secretary and Director	1.3%
Common Stock	Ai Hirabayashi	1,048,540 shares 5% shareholder	5.2%
Common Stock	Shiho Hirabayashi	1,048,540 shares 5% shareholder	5.2%
Common Stock	Yuka Hirabayashi	1,048,540 shares 5% shareholder	5.2%
Common Stock	Hirotaka Hirabayashi	1,048,540 shares 5% shareholder	5.2%
Common Stock	Misaki Hirabayashi	1,048,540 shares 5% shareholder	5.2%
Common Stock	Arisa Hirabayashi	1,048,540 shares 5% shareholder	5.2%
Common Stock	Mie Hata	2,796,120 shares (3) 5% shareholder	14.0%
Common Stock	All directors and named executive officers as a group	6,029,127 shares	30.3%

(1) Includes 873,790 shares of Common Stock owned by Mr. Hirabayashi’s spouse, over which Mr. Hirabayashi disclaims beneficial ownership.

(2) Includes a total of 2,970,870 shares of Common Stock owned by Mr. Hirabayashi’s spouse and minor children, over which Mr. Hirabayashi disclaims beneficial ownership.

(3) Includes 1,747,580 shares owned by Mr. Hata’s minor children, over which Mr. Hata disclaims beneficial ownership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

For the past several years Mr. Yoneji Hirabayashi leased a parcel of land to the Company in Japan. The lease was scheduled to expire on May 31, 2005; however, on February 21, 2005, we purchased the land from Mr. Hirabayashi for $620,804.  Management believes that the purchase price was representative of the land’s fair market value at the time of the sale. Lease payments paid to Mr. Hirabayashi for each of the fiscal years ended May 31, 2005, 2004, and 2003 with respect to such lease were $16,824, $43,011, and $39,920, respectively.  In addition, he received compensation from Daichi Co., Ltd. in the amount of $50,939, $26,883, and $24,950, for the fiscal years ended May 31, 2005, 2004, and 2003, respectively.

ITEM 13. EXHIBITS.

31.1                           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32                                    Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following summarizes aggregate fees for professional audit services rendered by McKennon, Wilson & Morgan LLP during fiscal years ended May 31, 2005 and 2004:

	2005	2004
Audit Fees	$188,000	$198,000
Audit Related	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$188,000	$198,000

Audit Fees pertain to the audit of our annual consolidated financial statements for fiscal year 2005 and 2004 and, commencing in fiscal year 2005, reviews of our quarterly consolidated financial statements.

EXAM USA, INC. (FORMERLY OLYMPIC ENTERTAINMENT GROUP, INC.) AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

EXAM USA, Inc. (formerly Olympic Entertainment Group, Inc.)

We have audited the accompanying consolidated balance sheet of EXAM USA, Inc. (formerly Olympic Entertainment Group, Inc.) and its subsidiaries (the “Company”) as of May 31, 2005, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the two years in the period ended May 31, 2005.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EXAM USA, Inc. (formerly Olympic Entertainment Group, Inc.) and its subsidiaries as of May 31, 2005, and the consolidated results of their operations and their cash flows for each of the two years in the period ended May 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2, the Company has a working capital deficiency which raises substantial doubt about its ability to continue as a going concern.  Management’s plans as to theses matters are also described in Note 2.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1, EXAM USA, Inc. and subsidiaries completed a reverse acquisition with Olympic Entertainment Group, Inc., a blank-check company, on June 3, 2004.  The financial statements previously reported by Olympic Entertainment Group, Inc. were retroactively restated for all periods reported to reflect the historical financial position, results of operations and cash flows of EXAM USA, Inc. and subsidiaries.

/s/ McKennon, Wilson & Morgan LLP

Irvine, California
September 9, 2005

EXAM USA, INC. (FORMERLY OLYMPIC ENTERTAINMENT GROUP, INC.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

May 31, 2005
ASSETS (Note 8)
Current assets:
Cash	$3,581,034
Time deposits (Note 2)	2,074,366
Restricted time deposits (Note 2)	2,601,586
Marketable securities (Note 4)	1,103,239
Inventories	583,926
Deferred income taxes (Note 11)	103,392
Prepaids and other	239,337
Total current assets	10,286,880

Property and equipment, net (Note 6)	29,807,114
Deferred income taxes (Note 11)	997,274
Deposits and other assets (Note 7)	1,742,507
Total assets	$42,833,775

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,720,973
Accrued liabilities (Note 7)	1,951,169
Current portion of long-term debt (Note 8)	9,340,000
Current portion of capital lease obligations (Note 9)	1,026,221
Total current liabilities	16,038,363

Long-term debt, net of current portion (Note 8)	19,900,278
Capital lease obligations, net of current portion (Note 9)	3,509,013
Long-term accrued expenses (Note 7)	284,683
Asset retirement obligations (Note 6)	706,635
Minority interest in related entity (Notes 1 and 2)	182,942
Total liabilities	40,621,914

Commitments and contingencies (Note 9)	—

Shareholders’ Equity (Notes 1 and 2):
Preferred stock, 5,000,000 shares authorized: Series D convertible preferred stock, $0.01 par value, liquidation value of $3.00 per share, 98,000 shares authorized, none issued and outstanding	—

Series E convertible preferred stock, $0.01 par value, no liquidation value, 1,800,000 shares authorized, none issued and outstanding	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 20,000,148 shares issued and outstanding	31,801
Additional paid-in capital	1,591,893
Restricted retained earnings	41,122
Unrestricted retained earnings	247,196
Accumulated other comprehensive income	299,849
Total shareholders’ equity	2,211,861
Total liabilities and shareholders’ equity	$42,833,775

See accompanying notes to these consolidated financial statements

EXAM USA, INC. (FORMERLY OLYMPIC ENTERTAINMENT GROUP, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	Year Ended May 31, 2005	Year Ended May 31, 2004
REVENUES:
Gaming	$24,849,430	$17,419,615
Food, beverage and other	757,718	443,361
Total revenues	25,607,148	17,862,976

COST OF REVENUES:
Salaries and wages	4,051,178	2,958,232
Depreciation	7,005,839	5,131,945
Facilities and other	6,862,575	4,753,921
Impairment of property and equipment (Note 6)	4,273,178	1,530,156
Total cost of revenues	22,192,770	14,374,254

Gross profit	3,414,378	3,488,722

OPERATING EXPENSES:
Marketing and advertising	1,987,605	1,036,880
General and administrative	3,352,754	2,177,038
Total operating expenses	5,340,359	3,213,918

Operating income (loss)	(1,925,981)	274,804

OTHER INCOME (EXPENSE), NET:
Interest income	5,481	6,484
Interest expense	(1,031,605)	(705,815)
Merger fees (Note 9)	(360,000)	—
Other income	210,107	242,932
Gains on sales of marketable securities	83,578	241,366
Other expense	(55,171)	(73,151)
Total other expense, net	(1,147,610)	(288,184)

Loss before provision (benefit) for income taxes	(3,073,591)	(13,380)

Provision (benefit) for income taxes (Note 11)	(312,561)	459,662

NET LOSS	$(2,761,030)	$(473,042)

Change in foreign currency translation	44,918	266,948
Change in unrealized loss on marketable securities	(4,150)	(48,041)

TOTAL COMPREHENSIVE LOSS	$(2,720,262)	$(254,135)

Basic and dilutive loss per common share:
Weighted average number of common shares outstanding	19,695,291	18,000,000
Basic and dilutive net loss per common share	$(0.14)	$(0.03)

See accompanying notes to these consolidated financial statements

EXAM USA, INC. (FORMERLY OLYMPIC ENTERTAINMENT GROUP, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

										Accumulated
	Series D Convertible		Series E Convertible				Additional	Restricted	Unrestricted	Other
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Retained	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Earnings	Income	Equity

Balances, June 1, 2003			1,800,000	$180,000	—	$—	$—	$41,122	$3,774,718	$40,174	$4,036,014
Net loss	—	—	—	—	—	—	—	—	(473,042)	—	(473,042)
Change in unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	(48,041)	(48,041)
Foreign currency translation	—	—	—	—	—	—	—	—	—	266,948	266,948
Dividends paid to shareholders	—	—	—	—	—	—	—	—	(72,490)	—	(72,490)
Balances, May 31, 2004	—	—	1,800,000	180,000	—	—	—	41,122	3,229,186	259,081	3,709,389

Net loss									(2,761,030)		(2,761,030)
Dividends paid	—	—	—	—	—	—	—	—	(90,959)	—	(90,959)
Common and D Preferred stock retained by Olympic shareholders	40,000	120,000	—	—	1,000,148	10,001	—	—	(130,001)		—
Capital contribution	—	—	—	—	—	10,000	—	—	—	—	10,000
Value of merger related expenses	—	—	—	—	—	—	360,000	—	—	—	360,000
Fair value of stock transferred from shareholders to directors	—	—	—	—	—	—	943,693	—	—	—	943,693
Conversion of D preferred stock	(40,000)	(120,000)	—	—	1,000,000	10,000	110,000	—	—	—	—
Conversion of E preferred stock			(1,800,000)	(180,000)	18,000,000	1,800	178,200				—
Change in unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	(4,150)	(4,150)
Foreign currency translation	—	—	—	—	—	—	—	—	—	44,918	44,918
Balances, May 31, 2005 (unaudited)	—	$—			$20,000,148	$31,801	$1,591,893	$41,122	$247,196	$299,849	$2,211,861

See accompanying notes to these consolidated financial statements

EXAM USA, INC. (FORMERLY OLYMPIC ENTERTAINMENT GROUP, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31, 2005	Year Ended May 31, 2004
Cash flows from operating activities:
Net loss	$(2,761,030)	$(473,042)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and accretion expense	7,093,433	5,141,976
Impairment of property and equipment	4,273,178	1,530,156
(Gains) losses on marketable securities	(83,578)	(241,366)
Fair value of shares issued to directors and placement agent	1,303,693	—
Minority interest	12,273	26,630
Changes in operating assets and liabilities:
Inventories	(126,962)	(232,387)
Deferred income taxes	(626,297)	118,730
Prepaids and other	260,249	(399,181)
Accounts payable	1,311,915	850,466
Accrued liabilities	(278,666)	(433,618)
Net cash provided by operating activities	10,378,208	5,888,364

Cash flows from investing activities:
Purchases of property and equipment	(13,385,503)	(9,381,354)
Proceeds from sales of property and equipment	68,393	136,064
Purchases of marketable securities	(1,242,156)	(2,922,516)
Proceeds from sales of marketable securities	1,101,955	2,546,772
Time deposits, net	(1,013,761)	49,166
Proceeds (repayments) of loan receivable	373,867	(206,086)
Deposits and other assets	(515,203)	(144,092)
Net cash used in investing activities	(14,612,408)	(9,922,046)

Cash flows from financing activities:
Payments on capital lease obligations	(1,268,360)	(1,323,297)
Borrowings of long-term debt	8,178,390	16,307,645
Payments on long-term debt	(4,987,569)	(7,483,865)
Repayments on notes payable	—	—
Dividends paid	(93,467)	(72,490)
Net cash provided by financing activities	1,828,994	7,427,993

Foreign currency effect on cash	(66,730)	249,444

Net increase (decrease) in cash	(2,471,936)	3,643,755

Cash, beginning of year	6,052,970	2,409,215

Cash, end of year	$3,581,034	$6,052,970

Supplemental Disclosure of Cash Flow Information

Non-cash investing and financing transactions:
Purchases of equipment under capital leases	$1,793,527	$4,084,666
Interest swap liabilities	150,024	—
Increase in property and equipment from asset retirement obligations	$119,100	$199,048

Cash paid during the year for:
Interest	$1,070,183	$738,303
Income taxes	$380,334	$641,815

EXAM USA, INC. (FORMERLY OLYMPIC ENTERTAINMENT GROUP, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

EXAM Co., Ltd, (“EXAM”) previously known as Kisorin Co., Ltd, a Japanese corporation, was incorporated in 1969.  On June 10, 2003, EXAM established EXAM USA, Inc. (“EXAM USA”), a Delaware corporation, to effect a share-exchange agreement with EXAM, whereby EXAM became a wholly-owned subsidiary of EXAM USA (collectively, the “Company”).

On June 3, 2004, the Company completed a reverse acquisition of Olympic Entertainment Group, Inc. (“Olympic”), a Nevada Corporation, pursuant to an agreement dated February 9, 2004, as amended June 3, 2004.  At the time of acquisition, Olympic had no revenues and no significant assets.  It was considered a blank-check company prior to the acquisition.  In connection with the acquisition, Olympic issued the Company 1,800,000 shares of Olympic Series E preferred stock convertible into 18,000,000 newly issued, post-split shares of its common stock or 90% of the outstanding common stock of Olympic; Olympic shareholders retained 1,000,000 post-split shares of common stock and 40,000 Series D convertible preferred, convertible into 1,000,000 shares of common stock.  Merger expenses incurred by the Company primarily consisted of $360,000 which was a non-cash 1% investment banking fee (Note 9), which was charged to expense in fiscal 2005.  Effective August 9, 2004, the Company changed its name from Olympic Entertainment Group, Inc. to EXAM USA, Inc.

The Company operated five (5) stores which offer Pachinko (Japanese pinball) gaming entertainment, four (4) stores are located in the Aichi prefecture and one (1) store is in the Tochigi prefecture just north of Greater Kanto Area in Japan as of May 31, 2004.  In December 2004, the Company opened a new store in Oyama, and now currently operates six (6) stores.  The Company receives income from cigarettes, non-alcoholic beverages and sundry items, as well as from two small restaurants which are not considered significant.  Japanese law regulates Pachinko gaming and the local police enforce laws.  Pachinko gaming is one of the largest business segments in Japan.

The Company holds a 50% equity interest in Daichi Co., Ltd., an entity which procures tobacco products for EXAM.  The remaining 50% ownership is held by parties affiliated with EXAM.  Minority interest income for the years ended May 31, 2005 and May 31, 2004, was $12,273 and $9,481, respectively.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern Considerations

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  As of May 31, 2005, the Company has a working capital deficit totaling $5,751,483.  Management plans to renegotiate the term of the debt.  Management believes the Company will continue its growth and generate positive cash flows from operations to fund its daily operations and service its remaining debt obligations.  There are no assurances that management will be successful in its plans.  No adjustments have been made to the carrying value of assets or liabilities as a result of the uncertainty.

Change in Reporting Entity

As discussed above, the acquisition of Exam by Olympic will be accounted for as a reverse acquisition, whereby the assets and liabilities of Exam are reported at their historical cost.  The assets and liabilities of Olympic will be recorded at fair value on June 3, 2004, the date of close.  No goodwill was recorded in connection with the reverse acquisition.  The reverse acquisition resulted in a change in reporting entity of Olympic for accounting and reporting purposes.  Accordingly, the financial statements reported herein have retroactively restated for all periods presented to report the historical financial position, results of operations and cash flows of Exam. Since the shareholders of Exam retained 1,800,000 shares of Series E convertible preferred stock in the connection with the reverse acquisition, which converted into common stock in fiscal 2005. The shares of Series E preferred stock are reflected in the accompanying statements of stockholders’ equity as if these were outstanding until converted.  The Series D convertible preferred stock and the common stock retained by the Olympic shareholders are reported as of the date of acquisition on June 3, 2004.

Acquisition of Entity Under Common Control

The acquisition of EXAM by EXAM USA was accounted for at historical cost because the entities are under common control. The consolidated results of operations for the periods reported herein include the historical results of operations of EXAM, and includes EXAM USA since incorporation on June 10, 2003.

Consolidation of Variable-Interest Entity

Under FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46) and revised FIN 46 (FIN 46R), certain special purpose entities are required to be consolidated if it is determined that an enterprise is the primary beneficiary of a subsidiary because it is deemed to have controlling financial interest in an entity. The Company has determined that it has a controlling financial interest in Daichi Co., Ltd. since the Company is required to absorb any expected losses, will receive the majority of expected residual returns and is the primary beneficiary.

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

Interest Rate Swap Agreements

Interest rate swap agreements (see Note 8) are considered ineffective hedges against changes in the fair value of the debt due to changes in the benchmark interest rates over their terms because the Company does not maintain a risk policy.  As a result, SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 149, is applied and the Company periodically records to earnings the gain or loss from changes in fair value. The fair value of the swaps is carried as an asset or a liability in the consolidated balance sheet. The fair values of EXAM’s interest rate swaps are the amounts it would receive or pay to terminate the agreements as of the reporting dates as quoted by the bank.  Interest expense on the debt is adjusted to include net payments made or received under the swap agreements.

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

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, restricted and unrestricted time deposits, marketable securities, receivables, inventories, accounts payable, short-term notes payable and long-term debt.  The fair value of financial instruments approximated their carrying values at May 31, 2005.

Cash Equivalents

The Company considers highly liquid investments with an original maturity of 90 days or less from the purchase date to be cash equivalents.  During the periods presented, there were no cash equivalents outstanding.

The Company maintains deposits in United States, which are federally insured, and Japanese banks, which are not federally insured, but the payoff of the entire deposits are guaranteed by the Japanese government.

Time Deposits

The Company invests in time deposits with maturities of one to three years. Time deposits maturing in excess of one year from the balance sheet date are classified as long-term time deposits.  At May 31, 2005, interest rates on all certificates of deposits were 0.03%, per annum. Time deposits are carried at cost.  Under short-term note agreements with two commercial banks, the Company is required to maintain certain amounts in time deposits as additional collateral on the notes with banks. These amounts have been classified as restricted time deposits and have been classified as a current asset consistent with the current portion of long-term debt with the banks.

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

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation.  Major operational enhancements and betterments are capitalized, while routine repairs and maintenance are charged to expense when incurred.  Depreciation, which includes assets under capital leases, is computed using the straight-line method or declining balance over the following estimated useful lives:

Buildings and improvements	10 to 40 years
Pachinko machines and equipment	2 to 20 years
Leasehold improvements	Term of lease or useful life, whichever is shorter

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

Revenue Recognition

Revenues from pachinko and pachislot games represent the gross pay-ins, less payouts to customers.  Revenues are recorded when cash is received for game balls or game tokens are rented to the patrons. Payouts are recorded when the token prizes are purchased back from the exchangers.  Other revenues for beverage are recognized at the time of sale.  Deferred revenues consist of payments received by the Company related to the exclusive rights for beverage and food vending machines to third-party vendors, and unredeemed prizes as well as, unused prepaid cards. The revenues of the exclusive rights are recognized either over the term of the contract or based upon an agreed upon percentage of disbursements from the vending machines.

Advertising

Advertising costs are expensed as incurred.  Advertising expenses for the years ended May 31, 2005 and 2004 were $1,909,137 and $959,726, respectively.

Accounting for Stock-Based Compensation

The Company has not adopted a fair value-based method of accounting for stock-based compensation plans for employees and non-employee directors.  The Company will use the intrinsic value-based approach, and supplement disclosure of the pro forma impact on operations and per share information using the fair value-based approach as required by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”.  Stock-based compensation issued to non-employees and consultants will be measured at fair value in accordance with SFAS No. 123.  Common stock purchase options and warrants issued to non-employees and consultants will be measured at fair value using the Black-Scholes valuation model.  As of May 31, 2005, there were no options or warrants outstanding.

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

Foreign Currency

The functional currency of EXAM and Daichi Co., Ltd. is the Japanese Yen.  The financial statements of EXAM and Daichi Co., Ltd. are translated into United States Dollars at year-end exchange rates for assets and liabilities, and weighted-average exchange rate for revenues and expenses.  The resulting translation adjustments are recorded as a component of other comprehensive income reflected on the consolidated statements of income and comprehensive income

(loss) and the consolidated statements of shareholders’ equity.  Transaction gains and losses, if any, in foreign currencies are reflected in operations. During the years ended May 31, 2005 and 2004, no foreign currency transaction gains or losses were experienced.

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

Accumulated other comprehensive income at May 31, 2005, consisted of foreign currency translation gains of $331,344 and unrealized losses on marketable securities of $31,495 net of tax.

Reclassification

Management reclassified officer salaries in fiscal 2004 from cost of sales to general and administrative expenses in the amount of $993,206, which management believes is the more proper presentation to conform with 2005 classification.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which revises SFAS No. 123. SFAS No. 123(R) is effective for annual periods that begin after December 15, 2005 and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This expense will be recognized over the period during which an employee is required to provide services in exchange for the award.  Currently, the Company does not have any outstanding stock options, and as such the Company does not expect the guidance under SFAS No. 123(R) to have a material impact on the consolidated financial statements.

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

Cyclical Nature of Business

The Company’s primary business involves gaming entertainment. During periods of recession or economic downturn, patrons may reduce or eliminate spending on gaming entertainment activities. In the event that any of the Company’s demographic markets suffer adverse economic conditions, the Company’s revenues may be materially adversely affected. In addition, the operations of some pachinko stores are typically seasonal in nature. The sales during the holiday seasons are usually higher than the regular months. The biggest holiday season in Japan is from the end of December through the beginning of January.  Additionally, revenues can fluctuate when a new type of pachinko machine is introduced at the stores.

Japanese Gaming Regulation

The Company’s business is regulated.  The Entertainment Establishment Control Law (“EECL”) governs a variety of entertainment establishments, including pachinko and pachislot stores. The National Public Safety Commission sets out the general standard of the pachinko stores within the scope of EECL. The ability of the Company to remain in business and to operate profitably depends upon the Company’s ability to satisfy all applicable NPSC gaming laws and regulations governed by EECL.

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

NOTE 4 – MARKETABLE SECURITIES

Cost, as adjusted for impairments, and fair market values of marketable securities, accounted for as available-for-sale securities, at May 31, 2005, are as follows:

Securities available for sale	Adjusted Cost Basis	Unrealized Gain	Unrealized Losses	Fair Value
Equity Mutual Fund – Japan	$19,723	$3,966	$—	$23,689
Common stocks – Japan	1,137,462	—	(58,275)	1,079,187
Government securities – Japan	363	—	—	363
Total	$1,157,548	$3,966	$(58,275)	$1,103,239

No unrealized losses were charged to operations in 2004.  During the year ended May 31, 2005, management recorded a temporary decline in the value of the marketable securities in the amount of $12,785.

NOTE 5 – RELATED PARTY TRANSACTIONS

Loans Receivable from Related Parties

On March 10, 1998, Exam loaned $135,919 to Next Creation Co., Ltd., a related party through common relationship, to finance its operations.   In December 2003 and January 2004, the Company loaned aggregate amounts of $117,796 to Next Creation Co., Ltd.   The total loaned to Next Creation Co., Ltd was $253,715 at May 31, 2004. The loan accrued interest at 3.65% from 1998 until February 28, 2002 and at 1.83% thereafter. The loan was due and fully satisfied on August 31, 2004.

On December 17, 2003, Daichi Co., Ltd. loaned $108,735 to Next Creation Co., Ltd. to finance its operations. The interest rate was 1.825%, due and payable monthly.  The Company’s demand loan was satisfied on August 31, 2004.

Land Purchase

On February 21, 2005, the Company purchased land previously rented from a shareholder for $620,804.  Management believes the transfer price was representative of fair value at the date of transfer.

Consulting agreement

The Company uses a consulting firm, which is controlled by a director, for the purpose of designing and establishing computer systems at its stores.  In connection therewith, the Company paid approximately $3,900 (¥420,000) per month during the years ended May 31, 2005 and May 31, 2004.

NOTE 6 - PROPERTY AND EQUIPMENT

At May 31, 2005, property and equipment consisted of the following:

Land	$3,376,589
Buildings and improvements	26,186,346
Pachinko machines and computer equipment	17,444,639
Construction in progress	238,615
47,246,189
Less accumulated depreciation	(17,439,075)
$29,807,114

Land Impairment

Management reduced the carrying value real property (land) during the year ended May 31, 2004 by $93,819, based on the local tax authority’s assessed value which management believes approximates fair value.

Store impairment

One of the Company’s stores suffered losses in 2005 because of increased competition, and a deteriorating facility which is in need of improvements.  The store was profitable in 2004.  The store is on leased land, and the building and improvements have little residual value, if any.  Management has evaluated the future cash flows of this store and determined that an impairment loss is required under SFAS No. 144.  Accordingly, management recorded a charge to operations, which is included in cost of revenues in the amount of $2,213,312 in fiscal 2005.

Impairments of Idle Machines

During the year ended May 31, 2005 and 2004, the Company retired pachinko and pachislot machines, as well as certain computer equipment prior to the end of their useful life resulting in losses in the amount of $2,059,866 and $1,436,337 respectively.

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

At May 31, 2005, the Company increased their obligated long-lived assets under property and equipment by $133,874 due to the future estimated costs related to the new store. The Company used an average risk free rate of 2% to discount the estimated obligations and a 40-year useful life for their retired assets in computing the net retirement obligations as of May 31, 2005.  Accretion expense for the years ended May 31, 2005 and May 31, 2004, was $ 16,029 and $10,031, respectively.

The reconciliation of the asset retirement obligation is as follows:

Balance, June 1, 2004 – foreign currency rate effective	$556,732
Liabilities incurred	133,874
Accretion expense	16,029

Balance, May 31,2005	$706,635

Capitalized Interest

The Company capitalized the cost of constructing the new stores.  Capitalized interest for the years ended May 31, 2005 and May 31, 2004, was $20,860 and $23,429, respectively.

Depreciation

Depreciation expense charged to operations related to property and equipment during the years ended May 31, 2005 and 2004 was $7,005,839 and $5,131,945, respectively.  See Note 9 for equipment under capital leases.

NOTE 7 – DEPOSITS AND OTHER ASSETS, AND ACCRUED LIABILITIES

At May 31, 2005, deposits and other assets consisted of the following:

Deposits	$1,156,781
Long-term prepaid expenses	261,867
Prepaid insurance	130,875
Long-term time deposits	113,889
Other	79,095

$1,742,507

At May 31, 2005, accrued liabilities consisted of the following:

Accrued liabilities-Current:
Deferred revenue	$829,195
Less: non-current deferred revenue	(136,062)
Deferred revenue-Current	693,133
Salaries and related benefits	504,841
Professional fees	214,005
Taxes payable	324,604
Other	214,586

Total accrued liabilities - current	$1,951,169

Accrued liabilities-Non-current:
Non-current deferred revenue	136,062
Swap contract obligations	148,621

Total accrued liabilities non-current	$284,683

NOTE 8 – LONG-TERM DEBT

In June, November, December 2004, the Company entered into three additional long-term debt agreements with commercial banks totaling approximately $8,796,296. The loans were for the construction of a new store.  The loans bear interest rates ranging from 1.58% to 2.75% per annum.  These loans are secured by substantially all of the Company’s assets including the restricted time deposits. Long-term debt at May 31, 2005, consisted of the following:

Loans payable to commercial bank, payable monthly in principal and interest installments ranging from $3,796 to $370,370, interest between 2.6%-2.75% per annum, due 2005 through 2014, secured by substantially all of the Company’s assets including the restricted cash and restricted time deposits.	$21,829,630
Loans payable to commercial bank, payable monthly in principal and interest installments ranging from $12,686 to $25,372, interest at 2.275% per annum, due 2005 through 2009, secured by substantially all of the Company’s assets.	3,205,556
Loan payable to commercial bank, payable monthly in principal and interest installments at $38,580 to $50,463, interest between approximately 1.58% to 2.03% per annum, due 2005 through 2009, unsecured.	4,205,092
Total long-term debt	29,240,278

Less current portion of long-term debt	(9,340,000)

Long-term debt, net of current portion	$19,900,278

The Company’s obligations are collateralized by substantially all of the Company’s assets.  As a common practice in Japan, the Company’s collateral is not allocated to each commercial bank loan.  Rather the commercial banks hold an interest in substantially all of the Company’s assets together; there are no first or second positions.  Upon default of the loans, the Company’s assets would be liquidated and the proceeds from the liquidation would be distributed to the commercial banks based on liquidation preference.  Interest expense related to long-term debt amounted to $751,739 and $452,171, during the years ended May 31, 2005 and 2004, respectively.  Future annual minimum principal payments under long-term debt contracts as of May 31, 2005 are as follows:

Years ending May 31,
2006	$9,340,000
2007	5,277,963
2008	3,660,833
2009	3,371,019
2010	2,312,685
Thereafter	5,277,778

Total long-term debt	$29,240,278

Interest Swap Agreements

EXAM entered into two interest rate swap agreements on November 28, 2003 and March 24, 2004 with Mitsui Sumitomo Bank. First, EXAM entered into an agreement whereby they obtained financing in the amount of ¥300,000,000 (approximately $2,900,000), which expires on November 28, 2008.  In connection therewith, EXAM agreed to a contract to pay interest at 1.67%, per annum on ¥300,000,000, offset by the receipt of interest at the three-month TIBOR (“Tokyo Interbank Offered Rate”).  Interest payments start on February 29, 2004 and are payable at the end of every three months thereafter until expiration. The effect of the arrangement was to increase interest expense by approximately $40,000 during the year ended May 31, 2005.  In addition, EXAM was required to enter into an agreement for a ¥100,000,000 (approximately $900,000) interest swap contract, which expires on March 24, 2009.  In connection therewith, EXAM agreed to pay interest at 1.89%, per annum on the face amount of the contract, offset by the receipt of interest at 3-month TIBOR.  Interest payments commenced on June 24, 2004 and are payable at the end of every three months thereafter until expiration. The effect of the arrangement was to increase interest expense by approximately $17,000 during the year ended May, 31, 2005, and a lesser amount in 2004.

In addition, on December 27, 2004, the Company entered into an agreement whereby they obtained financing in the amount of ¥250,000,000 (approximately $2,400,000), which expires on November 30, 2009. In connection therewith, the Company agreed to a contract to pay interest at 1.11%, per annum on the face amount of the contract, offset by the receipt of interest at three-month TIBOR. Interest payments commenced starting in February, 2005 and are payable at the end of every three months thereafter until expiration. The effect of the arrangement was to increase interest expense by approximately $11,000 during the year ended May 31, 2005.

The Company was induced to enter into the interest swap contracts to obtain financing. On the date the contracts were executed, the fair value of the contract liabilities aggregated approximately $160,000 (therefore a cost of the borrowings), and accordingly, such amounts were reported as an asset, and accreted to interest expense using the effective interest method.  The fair values of EXAM’s interest rate swaps are the estimated amounts it would receive or pay to terminate the agreements as of the reporting dates as determined by the bank.  As of May 31, 2005, the fair value of the outstanding swaps was $148,621.  The change in fair value of the swap obligations are recorded in operations.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Investment Banking Agreement

On September 2, 2003, management entered into an agreement for services related to seeking a reverse merger partner, a strategic partner or strategic alliances, and, on a best efforts basis, raise additional equity capital.  The Company paid $2,500 per month for seven (7) months, at which date the agreement was cancelled and the monthly fee ceased.  In addition, the Company was required to pay a cash fee of 3.5% for equity financing, and issue common stock equal to 1.0% to 1.5% of the outstanding post-merger shares, upon the close of a transaction.  On June 3, 2004, the transaction was closed with Olympic.  The investment banker earned a fee of 1% of the post merger, post-reverse-stock-split common stock outstanding of Olympic, in accordance with the contract.  The estimated fair value of $360,000 was determined using the average closing stock price of Olympic near the transaction, and charged to operations in fiscal 2005.

Director Agreements

On June 17, 2003, the Company retained two (2) outside directors. The agreements provided for annual payments of $150,000, plus reimbursement of reasonable expenses.  The agreements expired on June 16, 2004 and were expensed in fiscal 2004.  In June, 2004, new agreements are provided for annual payments of $100,000, plus reimbursement of reasonable expenses.  Each director was paid $100,000 for the year ending May 31, 2005.

Consulting Agreement

On August 1, 2004, the Company entered an agreement with a consulting firm. The agreement is for consulting services to the company’s management and personnel.  The agreement expires on July 31, 2007.  The monthly consulting fee is approximately $26,000, plus reimbursement of reasonable expenses.  In addition, the Company paid some additional fees for training sessions.   The consulting firm was paid approximately $380,000 for the year ended May, 31, 2005.

Capital Leases

The Company leases pachinko machines and computer equipment under leases that qualify as capital leases.  The pachinko machine leases were for two years and expire on December 24, 2005.  The computer equipment leases are for a term of six to eight years and expire on November 22, 2012.

In connection with the opening of a new store, the Company entered into an agreement to lease computer equipment at total cost of $610,185.  The lease is for a period of 60 months and requires monthly lease payment of $11,861.  Additionally, the Company entered into an agreement to lease equipment for $1,166,569. The lease is for 96 months and requires a monthly lease payment of $16,026.  These leases are accounted for as a capital leases. Future annual minimum lease payments for equipment accounted for as capital leases as of May 31, 2005 are as follows:

Years ending May 31,
2006	$1,202,950
2007	1,202,950
2008	868,364
2009	837,947
2010	515,130
Thereafter	480,785
Total minimum lease payments	5,108,126
Less amounts representing interest	(572,892)

Present value of future minimum lease payments	4,535,234
Less current portion of capital lease obligations	(1,026,221)

Capital lease obligations, net of current portion	$3,509,013

Interest expense related to capital lease obligations amounted to $230,396 and $131,111 during the years ended May 31, 2005 and 2004, respectively.

Property and equipment at May 31, 2005, include the following amounts for capitalized leases:

Equipment under capital leases	$7,516,318
Less accumulated depreciation	(2,856,660)

Equipment under capital leases, net	$4,659,658

Operating Leases

The Company leases land for certain of its gaming locations.  Minimum monthly rental payments under these leases range from $5,139 to $61,782, aggregating total payments of $130,610 per month.  Under Japanese custom, there are occasionally no written agreements for the land leases, and all terms are agreed upon orally.  The Company has entered into written agreements for leases which last twenty (20) years.  Additionally, under Japanese custom, if significant improvements are made to the leased land, the land leases are required to be extended by the lessor for as long as the Company is in operation.  In December, 2004, the Company has entered into written agreements for new leases which last twenty (20) years.  The leases are for new store, and it will start in December, 2005.  See Note 13 for additional information regarding a new store.

The Company has made significant modifications to the land through construction of buildings and parking lots.  The Company leased land from one of its officers.  The monthly lease fee from the officer is $1,869, and the contract was terminated in February, 2005.  For the years ended May 31, 2005 and 2004, total rental expense under all land leases was approximately $1,725,126 and $1,219,420, respectively.

Future annual minimum payments under non-cancelable operating leases as of May 31, 2005, are as follows:

Years ending May 31,
2006	$1,654,671
2007	1,766,343
2008	1,760,144
2009	1,753,767
2010	1,710,791
Thereafter	22,908,429
Total future annual minimum lease payments	$31,554,145

NOTE 10 - SHAREHOLDERS’ EQUITY

Preferred Stock

There are 5,000,000 shares of preferred stock authorized to be issued.

In connection with the reverse acquisition of Olympic, Exam shareholders received 1,800,000 shares of Series E convertible preferred stock.  Each share was convertible into ten (10) shares of common stock or a total of 18,000,000 shares and converted on May 31, 2005.  The 40,000 shares of Series D convertible preferred stock issued in connection with the reverse acquisition was convertible into 25 shares of common stock or an aggregate of 1,000,000 shares and converted in fiscal 2005.

Stock Spilt

Olympic authorized a one for fifteen (1 for 15) reverse split on the Company’s common stock thereby resulting in 1,000,000 shares issued and outstanding upon the date of the reverse acquisition on June 3, 2004.

Restricted Retained Earnings

As required under Japanese laws, the Company must accumulate 10% of dividends paid until restricted retained earnings amounts to 25% of common stock.  As of May 31, 2005, the Company was in satisfaction of this requirement.

Dividends

Prior to becoming a public company, the Company paid dividends of $90,959 for the year ended May 31, 2005, and $72,490 for the year ended May 31, 2004.

Stock-based Compensation

The shareholders of EXAM contributed 26,100 shares, each, of Series E Convertible Preferred stock to two (2) directors for services rendered in connection with going public in the United States on June 3, 2004 and for services to be rendered in fiscal 2005.  The shares vest 25% on June 3, 2004, and 25% quarterly thereafter.  The shares were converted into an aggregate of 522,000 shares of common stock.  EXAM will recorded a non-cash charge of $943,693 as compensation expense in fiscal 2005, based on the average closing ask prices 15 days prior to, and after, the acquisition of $2.00 per share, less a 10% discount for restricted stock or $1.80 per share.

NOTE 11 - INCOME TAXES

The following summarizes the provision (benefit) for income taxes for the years ended May 31, 2005 and 2004:

	2005	2004
Current -
Foreign	$375,128	$373,502
Deferred -
Foreign	(687,689)	86,160

Provision (benefit) for income taxes	$(312,561)	$459,662

Income taxes in the United States of America were not material.  A reconciliation of the expected statutory national income tax provision to the provision (benefit) for income taxes for the years ended May 31, 2005 and 2004 is as follows:

	2005	2004
Provision for income taxes, at Japan national rate	(30.0)%	(30.0)%
Increase in income taxes resulting from:
Local income taxes, net of national benefit	(10.4)%	(10.4)%
Meals	1.9%	453.1%
Penalties	—	365.4%
Other	—	308.2%
Increase in valuation allowance	28.3%	2,349.0%

Provision (benefit) for income taxes	(10.2)%	3,435.3%

At May 31, 2005, significant components of the Company’s net deferred taxes are as follows:

2005
Deferred tax assets (liability)
Current assets:
Accrued liabilities	$21,668
Unrealized losses on marketable securities	81,724
Less - Valuation allowance	—
Total current deferred tax assets	103,392
Noncurrent assets:
Impairment charges	1,145,642
Net operating loss carryforward – United States	1,351,424
Other	215,798
Depreciation	19,738
Less – Valuation allowance	(1,735,328)
997,274
Total deferred tax assets	$1,100,666

Management increased its valuation allowance by $883,009 and $314,299 during the years ended May 31, 2005 and 2004, respectively, for certain expenses paid in the United States that will not be deductible in Japan.  At the present time, management cannot determine if there will be income in the United States to offset such expenses, which will be carried forward as net operating losses.  The net operating losses expire in twenty years for United States federal tax purposes and five years for the State of California tax purposes beginning from fiscal 2004.

NOTE 12 - GAMING OPERATIONS

The Company derives revenue from the operation of pachinko and pachislot games.  The Company is subject to annual licensing requirements established by the Prefectural Public Safety Commission.  The Company must renew this license yearly to operate.  The Company pays sales taxes of 4% of net revenues.

A summary of gross wagers, less winning patron payouts, for the years ended May 31, 2005 and 2004, are as follows:

	2005	2004
Total gross pay-ins	$219,425,163	$166,022,684
Less - winning patron pay outs	(194,575,733)	(148,603,069)

Gaming Revenues	$24,849,430	$17,419,615

NOTE 13 – SUBSEQUENT EVENT

New Store Opening

In December 2005, the Company plans to open a new store in Okazaki, Aichi, Japan.  The Company entered into lease agreements for a portion of the land and parking lots.  These leases will start in December, 2005, and the total monthly leases are $30,115.  The deposits of the lease agreements were $189,854 and paid for the year ended May 31, 2005.  The Company also entered into two additional long-term debt arrangements with two commercial banks totaling approximately $4,012,483.  The loans are for the construction and facilities of a new store.  The loans bear interest at rates ranging from 2.50% to 2.75% per annum and are due in seven to ten years.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXAM USA, INC.

Date: September 13, 2005	By:	/s/ Shinichi Hirabayashi
Shinichi Hirabayashi Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Shinichi Hirabayashi	Chief Executive Officer and Director	September 13, 2005
Shinichi Hirabayashi

/s/ Yoneji Hirabayashi	Chief Financial and Principal	September 13, 2005
Yoneji Hirabayashi	Accounting Officer and Director

/s/ Akinori Hirabayashi	Director	September 13, 2005
Akinori Hirabayashi