Form 10QSB
period 2005-08-31
EXAM USA, INC.
filed 2005-10-24
CIK 934646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock, $0.01 par value	20,000,148 shares of common stock as October 15, 2005

Transitional Small Business Disclosure Format

(Check one):

Yes ☐    No ☒.

EXAM USA, INC.

The terms “we,” “us,” “our,” “the Company,” and “Exam,” as used in this Report on Form 10-QSB refers to Exam USA, Inc., a Nevada Corporation, and its wholly-owned subsidiary, Exam Co. Ltd., a corporation formed under the laws of Japan.

i

EXAM USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

August 31, 2005
(unaudited)
ASSETS (Note 6)
Current assets:
Cash	$4,284,211
Time deposits	1,968,517
Restricted time deposits	2,524,778
Marketable securities (Note 3)	1,285,201
Inventories	635,592
Other current assets	291,132
Total current assets	10,989,431

Property and equipment, net (Notes 4 and 10)	29,614,014
Deferred income taxes	967,705
Deposits and other assets (Note 5)	1,714,478
Total assets	$43,285,628

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,061,030
Accrued liabilities (Note 5)	1,880,871
Current portion of long-term debt (Note 6)	9,769,632
Current portion of capital lease obligations	1,004,862
Total current liabilities	15,716,395

Long-term debt, net of current portion (Note 6)	20,925,786
Capital lease obligations, net of current portion	3,150,326
Asset retirement obligations	689,507
Long-term accrued liabilities (Note 5)	224,264
Minority interest in related entity	174,486
Total liabilities	40,880,764

Commitments and contingencies
Shareholders’ Equity (Note 2 and 7):
Preferred stock, 5,000,000 shares authorized: none issued and outstanding	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 20,000,148 shares issued and outstanding	200,001
Additional paid-in capital	1,423,693
Restricted retained earnings	41,122
Unrestricted retained earnings	430,067
Accumulated other comprehensive income	309,981
Total shareholders’ equity	2,404,864
Total liabilities and shareholders’ equity	$43,285,628

See accompanying notes to these consolidated financial statements

EXAM USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended
	August 31, 2005	August 31, 2004
	(unaudited)	(unaudited)
REVENUES:
Gaming (Note 9)	$6,355,259	$5,804,914
Food, beverage and other	99,815	120,434
Total revenues	6,455,074	5,925,348

COST OF REVENUES:
Salaries and wages	1,044,534	875,837
Depreciation	1,648,358	1,434,104
Facilities and other	1,557,268	1,305,037
Impairments (Note 4)	523,697	494,171
Total cost of revenues	4,773,857	4,109,149

Gross profit	1,681,217	1,816,199

OPERATING EXPENSES:
Marketing and advertising	506,570	331,565
General and administrative	541,051	857,517
Total operating expenses	1,047,621	1,189,082

Operating income	633,596	627,117

OTHER INCOME (EXPENSE):
Merger-related fees	—	(360,000)
Interest income	1,765	2,657
Interest expense	(263,304)	(210,660)
Other income	95,234	62,495
Gains on sales of marketable Securities	37,853	10,412
Other expense	—	(13,295)
Total other income (expense), net	(128,452)	(508,391)

Income before provision for income taxes	505,144	118,726

Provision for income taxes (Note 8)	322,273	446,492

NET INCOME (LOSS)	$182,871	$(327,766)

Change in foreign currency translation	(51,358)	6,858
Change in unrealized gain on marketable Securities	61,490	14,894

TOTAL COMPREHENSIVE INCOME (LOSS)	$193,003	$(306,014)

Basic and diluted loss per common share:
Weighted average number of equivalent common shares	20,000,148	18,967,534
Basic and diluted net loss per equivalent common share	$0.01	$(0.02)

See accompanying notes to these consolidated financial statements

EXAM USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Restricted Retained	Unrestricted Retained	Accumulated Other Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Earnings	Income	Equity

Balances, June 1, 2005 as reported	20,000,148	$31,801	$1,591,893	$41,122	$247,196	$299,849	$2,211,861
Reclassification	—	168,200	(168,200)	—	—	—	—
Balances, June 1, 2005 as reclassified	—	200,001	1,423,693	—	—	—	—
Net income	—	—	—	—	182,871	—	182,871
Change in unrealized gain on marketable securities	—	—	—	—	—	61,490	61,490
Foreign currency Translation loss	—	—	—	—	—	(51,358)	(51,358)
Balances, August 31, 2005 (unaudited)	20,000,148	$200,001	$1,423,693	$41,122	$430,067	$309,981	$2,404,864

See accompanying notes to these consolidated financial statements

EXAM USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	August 31, 2005	August 31, 2004
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$182,871	$(327,766)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:		—
Depreciation and accretion expense	1,659,424	1,443,701
Impairment of property and equipment	523,697	494,171
Fair value of shares issued to directors and placement agent	—	594,900
Gains on sales of marketable securities	(37,853)	(10,412)
Minority interest	(3,056)	13,295
Changes in operating assets and liabilities:
Inventories	(69,523)	(36,351)
Other current assets	42,359	231,913
Accounts payable	(553,954)	(10,332)
Accrued liabilities	(49,979)	419,126
Net cash provided by operating activities	1,693,986	2,812,245

Cash flows from investing activities:
Purchases of property and equipment	(2,921,867)	(2,812,813)
Proceeds from sales of property and equipments	45,953	21,992
Purchases of marketable securities	(348,106)	(130,452)
Proceeds from sales of marketable securities	230,626	377,279
Time deposits	9,048	(299,406)
Repayment of loan receivable from related party	—	364,697
Increase in other assets	(8,782)	(273,941)
Net cash used in investing activities	(2,993,128)	(2,752,644)

Cash flows from financing activities:
Payments on capital lease obligations	(247,514)	(276,905)
Borrowings of long-term debt	4,375,427	2,735,230
Payments on long-term debt	(2,096,803)	(1,159,555)
Net cash provided by financing activities	2,031,110	1,298,770

Foreign currency effect on cash	(28,791)	13,436

Net increase in cash	703,177	1,371,807

Cash, beginning of period	3,581,034	6,052,970

Cash, end of period	$4,284,211	$7,424,777

Cash paid during the period for :
Interest	$218,704	$210,660
Income taxes	$240,414	$138,895

See accompanying notes to these consolidated financial statements

EXAM USA, INC. AND SUBSIDIARIES

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

During the three months ended August 31, 2005, the Company operated six (6) stores, which offer Pachinko (Japanese pinball) gaming entertainment and five stores, respectively, in Japan.  The Company receives income from cigarettes, non-alcoholic beverages and sundry items, as well as from two small restaurants which are not considered significant.  Japanese law regulates Pachinko gaming and the local police enforce laws.  Pachinko gaming is one of the largest business segments in Japan.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern Consideration

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  As of August 31, 2005, the Company has a working capital deficit totaling $4,726,964, which raises substantial doubt about the Company’s ability to continue as a going concern in the event it cannot meet its obligation as they become due.  Management believes the Company will continue its growth and generate positive cash flows from operations to fund its daily operations and service its obligations as they become due.  However, management plans to renegotiate the term of the debt with the bank in the event payments are unable to be made.  Management is currently seeking equity or debt capital in the United States.  There are no assurances that management will be successful in its plans.  No adjustments have been made to the carrying value of assets or liabilities as a result of the uncertainty.

Financial Statement Preparation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”) regarding interim financial reporting.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America.  Refer to the Company’s Annual Report on Form 10-KSB for the year ended May 31, 2005 for additional information.

The unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented.  Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures.  Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates.  The results of operations for the three months ended August 31, 2005, are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

Reclassifications

During the three months ended August 31, 2004, the Company reclassified $310,951 from cost of revenues to general and administrative expenses to conform with 2005 presentation.

In addition, the Company reclassified $168,200 to common stock from additional paid-in capital as of June 1, 2005, due to a clerical error.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which revises SFAS No. 123. SFAS No. 123(R) is effective for annual periods that begin after June 15, 2005 and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This expense will be recognized over the period during which an employee is required to provide services in exchange for the award.  Currently, the Company has not granted any outstanding stock options.  The Company has yet to evaluate the effects of SFAS No. 123(R) on the consolidated financial statements.

NOTE 3 – MARKETABLE SECURITIES

Cost, as adjusted for impairments, and fair market values of marketable securities, accounted for as available-for-sale securities, at August 31, 2005 (unaudited), are as follows:

Securities available for sale	Adjusted Cost Basis	Unrealized Gain	Unrealized Losses	Fair Value
Equity Mutual Fund – Japan	$19,138	$4,695	$—	$23,833
Common stocks – Japan	1,235,716	25,300	—	1,261,016
Government securities – Japan	352	—	—	352
Total	$1,255,206	$29,995	$—	$1,285,201

NOTE 4 - PROPERTY AND EQUIPMENT

At August 31, 2005 (unaudited), property and equipment consisted of the following:

Land	$3,276,475
Buildings and improvements	25,475,381
Pachinko machines and computer equipment	18,390,207
Construction in progress	1,144,049
48,286,112
Less accumulated depreciation	(18,672,098)
$29,614,014

Impairments

During the three months ended August 31, 2005 and 2004 (unaudited), the Company retired pachinko and pachislot machines, and certain computer equipment prior to the end of their useful lives resulting in losses of $523,697 and $494,171, respectively.

Depreciation

Depreciation expense charged to operations related to property and equipment during the three months ended August 31, 2005 and 2004 (unaudited) was $1,648,358, and $1,434,104 respectively.

NOTE 5 – DEPOSITS AND OTHER ASSETS, AND ACCRUED LIABILITIES

Other Assets

At August 31, 2005 (unaudited), deposits and other assets consisted of the following:

Deposits	$1,126,962
Prepaid insurance	130,794
Long-term prepaid expenses	213,676
Long-term time deposits	145,553
Other Investment	56,814
Other	40,679
$1,714,478

Accrued Liabilities

At August 31, 2005 (unaudited), accrued liabilities consisted of the following:

Deferred revenue	$707,980
Salaries and related benefits	518,309
Professional fees	155,791
Income taxes payable	390,471
Other	108,320
Total accrued liabilities - current	$1,880,871

Non-current deferred revenue	100,701
Swap contract obligations	123,563
Total accrued liabilities - non-current	$224,264

NOTE 6 – LONG-TERM DEBT

Long-term debt at August 31, 2005 (unaudited), consisted of the following:

Loans payable to commercial bank, payable monthly in principal and interest installments ranging from $3,684 to $359,389, interest between 2.5%-2.75% per annum, due 2006 through 2015, secured by substantially all of the Company’s asset including the restricted cash and restricted time deposits.	$21,461,546

Loans payable to commercial bank, payable monthly in principal and interest installments ranging from $25,157 to $44,924, interest at 2.275% per annum, due 2005 through 2009, secured by substantially all of the Company’s assets.	2,749,326

Loan payable to commercial bank, payable monthly in principal and interest installments at $37,436 to $48,967, interest between approximately 1.58% to 2.03% per annum, due 2008 through 2009, unsecured.	3,821,204

Loan payable to commercial bank, payable monthly in principal and interest installments at $32,075, interest at 2.5% per annum, due 2012, unsecured.	2,663,342

Total long-term debt	30,695,418

Less current portion of long-term debt	(9,769,632)

Long-term debt, net of current portion	$20,925,786

The Company’s obligations are collateralized by substantially all of the Company’s assets.  As a common practice in Japan, the Company’s collateral is not allocated to each commercial bank loan.  Rather, the commercial banks hold an interest in substantially all of the Company’s assets together; there are no first or second positions.  Upon default of the loans, the Company’s assets would be liquidated and the proceeds from the liquidation would be distributed to the commercial banks based on liquidation preference.  Interest expense related to long-term debt amounted to $216,101 and $195,595, during the three months ended August 31, 2005 and 2004 (unaudited), respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

Stock Option Plan

On September 20, 2005, the Board of Directors adopted the 2005 Stock Incentive Plan (the “Plan”).  The total number of shares of common stock available under the Plan shall be 3,000,000, subject to adjustment as provided in the Plan.  The exercise price per share shall be fixed by the Plan administrator at a price not less than eighty-five percent (85%) of the fair market value per share of common stock on the option grant date.  The Plan terminates in ten (10) years.  Options may be fully and immediately vested upon issuance or may vest in one or more installments over the participant’s period of service or upon attainment of specified performance objectives.  In no event will options vest less than 20% per year from the date of the option grant or share issuance.  No grants of stock options have been made.

NOTE 8 –  INCOME TAXES

Income taxes in the United States of America were not material.  Management increased its valuation allowance during the three months ended August 31, 2005, for certain expenses paid in the United States that will not be deductible in Japan.  At the present time, management cannot determine if there will be income in the United States to offset such expenses, which will be carried forward as net operating losses.  The net operating losses expire in twenty years for United States federal tax purposes and five years for the State of California tax purposes.

NOTE 9 – GAMING OPERATIONS

The Company derives revenue from the operation of pachinko and pachislot games.  The Company is subject to annual licensing requirements established by the Prefectural Public Safety Commission.  The Company must renew this license yearly to operate.  The Company pays sales taxes of 5% of net revenues.  A summary of wagers, less winning patron payouts, for the three months ended August 31, 2005 and 2004 (unaudited), are as follows:

	2005	2004
	(unaudited)	(unaudited)
Total wagers	$53,845,472	$51,194,232
Less - winning patron pay outs	(47,490,213)	(45,389,318)

Gaming Revenues	$6,355,259	$5,804,914

NOTE 10 – SUBSEQUENT EVENT

New Store Opening

In December 2005, the Company plans to open a new store in Okazaki, Aichi, Japan.  The Company has incurred construction costs of $1,144,049 for the new store.

On September 30, 2005, the Company entered into an additional long-term debt agreement with a commercial bank totaling approximately $1,327,316.  The loan is for the construction and facilities of the new store.  The loan bears interest at 2.75% per annum and due in ten years.

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

To gain a better understanding of the risk factors that may tend to influence the accuracy of our forward looking statements, we recommend that you read the risk factors identified in the Company’s Annual Report on Form 10-KSB for the year ended May 31, 2005.  Although we believe that the risks described in the 10-KSB represent all material risks currently applicable to us, additional risks and uncertainties not presently known to us or that are currently not believed to be important to us may also affect our actual future results and could harm our business, financial condition and results of operations.

Overview

Through our subsidiaries, we own and operate six pachinko stores, which is our primary operating business.  We opened our sixth store in December 2004, which contains approximately 480 machines.  We operate a total of 2,752 Pachinko and Pachislo machines.  We plan to leverage our expertise and capitalize on new development opportunities, and we are expanding our operations in Japan.  We expect to spend approximately $10 million to construct and furnish a new store (excluding the cost of the land which we lease), which is expected to open in December 2005.

Results of Operations

Three Months Ended August 31, 2005 Compared to Three Months Ended August 31, 2004

Operating Revenues and Costs

A summary of the gaming revenues for the three-month periods ended August 31, 2005 and 2004 are as follows:

	2005		2004
	Amount	Percentage	Amount	Percentage
Patron wagers (pay-ins)	$53,845,472	100.0%	$51,194,232	100.0%
Patron payouts	(47,490,213)	(88.2)	(45,389,318)	(88.7)
Gaming revenues	$6,355,259	11.8%	$5,804,914	11.3%

Consistent with the gaming industry, we report our revenues as the net of wagers less payouts.  During the three month period our gaming revenues increased from $5,804,914 in 2004 to $6,355,259 in 2005, an increase of 9.5%.  During such time our total number of pachinko and pachislo machines increased by 480 to 2,752, an increase of 21.1%.  Approximately $701,802 was related to the opening of the new store in December 2004.  After excluding the effect of the new store, our same-store revenues (stores that have been opened for at lease one year) decreased by 2.6%, which is largely attributable to decreased gaming revenues at our other stores.  In the same period other revenues, which consist of food, limited beverages and sundry items, decreased by $20,619 to $99,815 or 17.1%.

Our gross wagers increased by $2,651,240 or 5.2% from the three months ending August 31, 2004 to $53,845,472  in the three months ending August 31, 2005.  Our new store which opened in December 2004 contributed $7,379,256 to such increase in wagers.  Our wagers declined at three other stores in 2005 versus 2004, thus reflecting a lower than expected increase in wagers on a consolidated basis.  Our payouts increased by $2,100,895 or 4.6% from the first three-month ending August 31, 2004 to $47,490,213 in the first three-month ending August 31, 2005.  Our payouts as a percentage of wagers were slightly changed from 88.7% in 2004 to

88.2% in 2005 since two stores were operating at a slightly lower payout rates, while the rest of the stores were operating at normal payout rates for the three-month period ending August 31, 2005.

Cost of Revenues

Costs of revenues as a percentage of total revenues for the quarterly periods ended August 31, 2005 and 2004 are as follows:

	2005	2004
Depreciation	25.5%	24.2%
Salaries & Wages	16.5%	14.8%
Facilities & other	24.1%	22.0%
Impairment of property and equipment	8.1%	8.3%
Total cost of revenues	74.2%	69.3%

Cost of revenues for the three months ended August 31, 2005 increased by $664,708 or 16.2 % from $4,109,149 to $4,773,857 compared to the three months ended August 31, 2004.  As a percentage of revenues, our costs in the first quarter of fiscal year 2006 increased to 75.2% from 69.3% for the same quarter in fiscal year 2005.  The large contributors to this increase are depreciation expense, store rent expense, payroll and employee benefits due to addition of our new store in December 2004.  Depreciation expense is accelerated in the year of acquisition for machines acquired.  In addition, we provided impairments for machines which were removed from service prior to their useful life.  Machine lives are generally two to three years, depending on technologies, playing habits and customer preference.  We are experiencing high turnover of our machines because of player desires.

Marketing and Advertising Expense

Marketing and advertising expenses increased by $175,005 from $331,565 for the first quarter of fiscal year 2004 to $506,570 for the first quarter of fiscal year 2005. The increase is attributable to the new store that opened in December 2004, whereby we spent $141,499 for marketing and advertising expenses.  As a percentage of revenues, we spent 5.6 % and 7.8%, in the first quarter of fiscal years 2005 and 2006. The increase in advertising expense at the store opened in December 2004 is a significant factor to a higher percentage to the total revenue.

General and Administrative Expenses

General and administrative expenses for the quarter ended August 31, 2005 decreased by $316,466 or 37.0% from $857,517 for the same period in the prior year. General and administrative expenses for the quarter ended August 31, 2005 constituted 9.9 % of revenues in comparison to 14.5 % for the same period ended in 2004. The decrease in general and administrative costs from the 2004 period can be attributed primarily to charges for stock-based compensation for to two non-employee directors in the aggregate amount of $235,923 and officers’ bonus payments in the aggregated amount of $84,310 which were not incurred in 2005.

Other Income and Expenses

Interest expense increased by $52,644 to $263,304 in the quarter ended August 31, 2005, from $210,660 for the same period in 2004, an increase of 25.0%.  Although interest expense in connection with Company’s borrowings and other financing arrangements increased, it did not have any large charge such as investment banking fees in the form of 200,000 shares of the its common shares at $1.80 per share, which resulted in $360,000 of merger related expense in the first quarter 2005.

Income Taxes

Income taxes expense decreased by $124,219 to $322,273 for the quarter ended August 31, 2005, from $446,492 in for the same period in the prior year. We have incurred expenses in the United States of America and we have no income in the United States. Thus such expenses will result in net operating losses to be carried forward, for which a valuation allowance is deemed required for the related deferred tax assets.

Net income (loss)

We incurred a net income for the quarter ending August 31, 2005 of $182,871 versus net loss of $327,766 for the same period in 2004.  This increase in net income can be attributed to the non-cash charges associated with the investment banking fees from the reverse merger and the stock based compensation for two non-employee directors, both of which were one-time charge for the first quarter in 2004.

Liquidity and Sources of Capital

Cash Flows

During the quarter ended August 31, 2005 and 2004, we generated $1,693,986 and $2,812,245, respectively, of cash flows from operating activities.  Our cash provided by operating activities in fiscal 2005 and 2004, included non-cash depreciation, impairment losses and shares issued to non-employee directors and an investment banker aggregating $2,183,121 and $2,532,772 respectively.  Our decrease in cash generated during the quarter ended August 31, 2005 relates primarily to an increase in payments to our vendors.

During the quarters ended August 31, 2005 and 2004, we used cash of $2,993,128 and $2,752,644, respectively on investing activities.  During such periods, we spent approximately $2,921,867 and $2,812,813, respectively, for capital additions.  The 2005 expenditures included approximately $917,096 for the new building that will house a new store tentatively scheduled to open in December 2005. The total cost of the project will be approximately $10,000,000.  In addition, our capital additions generally consisted of purchases of pachinko/pachislo machines. During the three-month ended August 31, 2005, our machine purchases were approximately $1,933,306.

During the quarter ended August 31, 2005, we provided cash of $2,031,110 from financing activities.  During this period, we borrowed $4,375,427 from two banks, and we repaid debt totaling $2,096,803.  We used funds for building construction and increased working capital.  During the quarter ended August 31, 2004, we used cash in our financing activities in the amount of $1,298,770.  We repaid long-term debt of $1,159,555 during the first quarter in 2004.

Liquidity

Our working capital balance as of August 31, 2005 was $4,726,964 and our unrestricted cash balance was $4,284,211.  During 2005, we expect to spend approximately $10,000,000 on our new store opening in December 2005.  We are financing most of these expenditures with long-term debt of approximately $5,339,799 and capital leases.

During the first- quarters ended August 31, 2005 and 2004, we have experienced net income of $182,871 and net loss $327,766, respectively, which includes non-cash impairments of store assets of $362,237 and $84,310, respectively.  As of August 31, 2005, the Company has a working capital deficit totaling $4,726,964.  We have one obligation with a bank that requires us to reduce principal balance in 2006 by approximately $4.5 million.  We plan to renegotiate the principal repayments to the extent we are unable to service these payments.  We have good relations with our banks in Japan.  We believe Exam will continue its growth and generate positive cash flows from operations to fund its daily operations and service its debt obligations.  There are no assurances that we will be successful in our plans.  No adjustments have been made to the carrying value of assets or liabilities as a result of the uncertainty about obtaining cash required to pay obligations as they come due.  Our independent registered public accounting firm has included an explanatory paragraph in their report for the year ended May 31, 2005 regarding substantial doubt about our ability to continue as a going concern because of these matters as required by auditing standards generally accepted in the United States of America.

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

Going Concern Consideration

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  As of August 31, 2005, the Company has a working capital deficit totaling $4,726,964.  Management plans to renegotiate the term of the debt.  Management believes the Company will continue its growth and generate positive cash flows from operations to fund its daily operations and service its remaining debt obligations.  There are no assurances that management will be successful in its plans.  No adjustments have been made to the carrying value of assets or liabilities as a result of the uncertainty.

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

Interest Rate Swap Agreements

Interest rate swap agreements and the hedged items are such that the hedges are considered effective against changes in the fair value of the debt due to changes in the benchmark interest rates over their terms. As a result, the shortcut method provided by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 149, is applied and there is no need to periodically reassess the effectiveness of the hedges during the terms of the swaps. Interest expense on the debt is adjusted to include net payments made or received under the swap agreements. The fair value of the swaps is carried as an asset or a liability in the consolidated balance sheet and the carrying value of the hedged debt is adjusted accordingly.  The fair values of EXAM’s interest rate swaps are the estimated amounts it would receive or pay to terminate the agreements as of the reporting date as determined by the bank.  As of August 31, 2005, the fair value of the outstanding swaps was $123,563.

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

In connection with its review of the our consolidated financial statements for the year ended May 31, 2005, McKennon, Wilson & Morgan LLP, the Company’s independent accountants, advised management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness, including, inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting matters; failure to perform timely reviews, substantiation and evaluation of certain general ledger account balances; lack of procedures or expertise needed to prepare all required disclosures; and evidence that employees lack the qualifications and training to fulfill their assigned functions.  McKennon, Wilson & Morgan LLP indicated that they considered these deficiencies to be a material weakness as that term is defined under standards established by the American Institute of Certified Public Accountants. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal control from reducing to an appropriately low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis. We considered these matters in connection with the quarter-end closing of accounts and preparation of financial statements as and for the quarter ended August 31, 2005 and determined that no prior period financial statements were materially affected by such matters.

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

ITEM 6.                         EXHIBITS.

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

Dated: October 21, 2005

	By:	/s/ Shinichi Hirabayashi
Shinichi Hirabayashi
President & Chief Executive Officer

/s/ Yoneji Hirabayashi
Yoneji Hirabayashi
Chief Financial Officer
(signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)