Form 10QSB
period 2005-11-30
EXAM USA, INC.
filed 2006-01-24
CIK 934646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer “and “large accelerated filer” in Rule 12b-2 of the Exchange Act.  Large Accelerated Filer    ☐  Accelerated Filer    ☐  Non Accelerated Filer    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock, $0.01 par value	20,000,148 shares of common stock as January 17, 2006

Transitional Small Business Disclosure Format (Check one):
Yes  ☐    No  ☒.

EXAM USA, INC.

The terms “we,” “us,” “our,” “the Company,” and “Exam,” as used in this Report on Form 10-QSB refers to Exam USA, Inc., a Nevada Corporation, and its wholly-owned subsidiary, Exam Co. Ltd., a corporation formed under the laws of Japan.

i

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

EXAM USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

November 30, 2005
(unaudited)
ASSETS (Note 6)
Current assets:
Cash	$7,364,306
Time deposits	1,872,968
Restricted time deposits	2,347,248
Marketable securities (Note 3)	1,522,910
Inventories	522,242
Other current assets	621,587
Total current assets	14,251,261

Property and equipment, net (Notes 4 and 10)	30,239,749
Deferred income taxes	897,850
Deposits and other assets (Note 5)	1,855,169
Total assets	$47,244,029

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,710,325
Accrued liabilities (Note 5)	1,529,610
Current portion of long-term debt (Note 6)	9,877,715
Current portion of capital lease obligations	942,712
Total current liabilities	18,060,362

Long-term debt, net of current portion (Note 6)	23,651,437
Capital lease obligations, net of current portion	2,689,857
Asset retirement obligations	644,581
Long-term accrued liabilities (Note 5)	158,753
Minority interest in related entity	172,439
Total liabilities	45,377,429

Commitments and contingencies
Shareholders’ Equity (Notes 2 and 7):
Preferred stock, 5,000,000 shares authorized: none issued and outstanding	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 20,000,148 shares issued and outstanding	200,001
Additional paid-in capital	1,423,693
Restricted retained earnings	41,122
Accumulated deficit	(217,879)
Accumulated other comprehensive income	419,663
Total shareholders’ equity	1,866,600
Total liabilities and shareholders’ equity	$47,244,029

See accompanying notes to these consolidated financial statements

EXAM USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended		For the Six Months Ended
	November 30, 2005	November 30, 2004	November 30, 2005	November 30, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES:
Gaming (Note 9)	$6,239,630	$5,812,252	12,594,889	11,617,166
Food, beverage and other	150,525	169,517	250,340	289,951
Total revenues	6,390,155	5,981,769	12,845,229	11,907,117

COST OF REVENUES:
Salaries and wages	1,045,041	864,823	2,089,575	1,740,660
Depreciation	1,522,075	1,260,414	3,170,433	2,694,518
Facilities and other	1,910,065	1,502,923	3,467,333	2,807,960
Impairments (Note 4)	1,466,196	565,229	1,989,893	1,059,400
Total cost of revenues	5,943,377	4,193,389	10,717,234	8,302,538

Gross profit	446,778	1,788,380	2,127,995	3,604,579

OPERATING EXPENSES:
Marketing and advertising	461,355	364,406	967,925	695,971
General and administrative	819,472	765,164	1,360,523	1,622,681
Total operating expenses	1,280,827	1,129,570	2,328,448	2,318,652

Operating income (loss)	(834,049)	658,810	(200,453)	1,285,927

OTHER INCOME (EXPENSE):
Merger-related fees	—	—	—	(360,000)
Interest income	1,564	894	3,329	3,551
Interest expense	(251,890)	(228,609)	(515,194)	(439,269)
Other income	126,319	35,035	221,553	97,530
Gains on sales of marketable securities	61,563	44,909	61,563	55,321
Other expense	(40,572)	(40,858)	(2,719)	(54,153)
Total other expense, net	(103,016)	(188,629)	(231,468)	(697,020)

Income (loss) before provision (benefit) for income taxes	(937,065)	470,181	(431,921)	588,907

Provision (benefit) for income taxes (Note 8)	(289,119)	410,847	33,154	857,339

NET INCOME (LOSS)	$(647,946)	$59,334	$(465,075)	$(268,432)

Change in foreign currency translation	(128,017)	240,455	(179,375)	247,313
Change in unrealized gain on marketable securities	237,699	(32,964)	299,189	(18,070)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(538,264)	$266,825	$(345,261)	$(39,189)

Basic and diluted income (loss) per common share:
Weighted average number of equivalent common shares	20,000,148	19,813,335	20,000,148	19,390,434
Basic and diluted net income (loss) per equivalent common share	$(0.03)	$0.01	$(0.02)	$(0.01)

EXAM USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	November 30, 2005	November 30, 2004
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(465,075)	$(268,432)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and accretion expense	3,207,643	2,721,888
Impairment of property and equipment	1,989,893	1,059,400
Fair value of shares issued to directors and placement agent	—	829,800
Gains on sales of marketable securities	(61,563)	(55,321)
Minority interest	(5,022)	7,258
Changes in operating assets and liabilities:
Inventories	4,809	(65,936)
Deferred income taxes	(23,323)	(55,851)
Prepaid and other	(304,996)	177,342
Accounts payable	2,503,523	1,304,213
Accrued liabilities	(324,643)	667,950
Net cash provided by operating activities	6,521,246	6,322,311

Cash flows from investing activities:
Capital expenditures	(8,801,046)	(7,773,602)
Proceeds from sales of property and equipment	71,156	137,433
Purchases of marketable securities	(705,121)	(416,380)
Proceeds from sales of marketable securities	500,338	520,085
Time deposits	(71,448)	(874,653)
Repayment of loan receivable from related party	—	367,681
Increase in other assets	(298,972)	(332,331)
Net cash used in investing activities	(9,305,093)	(8,371,767)

Cash flows from financing activities:
Payments on capital lease obligations	(487,909)	(562,233)
Borrowings of long-term debt	10,649,064	6,204,614
Payments on long-term debt	(3,054,998)	(2,961,302)
Payments on notes payable		(327,602)
Dividends paid		(91,920)
Net cash provided by financing activities	7,106,157	2,261,557

Foreign currency effect on cash	(539,038)	400,002

Net increase in cash	3,783,272	612,103

Cash, beginning of period	3,581,034	6,052,970

Cash, end of period	$7,364,306	$6,665,073

Non-cash investing and financing transactions:
Increase in accounts payable for construction costs	$2,092,625	$3,077,418
Decrease in interest swap liabilities	$42,860	$99,274
Cash paid during the period for :
Interest	$537,805	$432,485
Income taxes	$208,020	$154,860

EXAM USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS

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

During the three months ended November 30, 2005 and 2004, the Company operated six (6) stores and five (5) stores, respectively, in Japan, which offer Pachinko (Japanese pinball) gaming entertainment. The Company opened its seventh store in December 2005. The Company receives income from cigarettes, non-alcoholic beverages and sundry items, as well as from two small restaurants which are not considered significant.  Japanese law regulates Pachinko gaming and the local police enforce laws.  Pachinko gaming is one of the largest business segments in Japan.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern Consideration

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  As of November 30, 2005, the Company has a working capital deficit totaling $3,809,100, which raises substantial doubt about the Company’s ability to continue as a going concern in the event it cannot meet its obligations as they become due.  Management believes the Company will continue its growth and generate positive cash flows from operations to fund its daily operations and service its obligations as they become due.   However, management plans to renegotiate the terms of the debt with banks in the event payments are unable to be made.  Management is currently considering equity or debt capital in the United States.  There are no assurances that management will be successful in its plans.  No adjustments have been made to the carrying value of assets or liabilities as a result of the uncertainty.

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

The unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented.  Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures.  Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates.  The results of operations for the three months ended November 30, 2005, are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which revises SFAS No. 123.  SFAS No. 123R is effective for annual periods that begin after December 15, 2005 and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This expense will be recognized over the period during which an employee is required to provide services in exchange for the award.  Currently, the Company has not granted any outstanding stock options.  The Company has yet to evaluate the effects of SFAS No. 123R on the consolidated financial statements.

NOTE 3 – MARKETABLE SECURITIES

Cost, as adjusted for impairments and fair market values of marketable securities, accounted for as available-for-sale securities at November 30, 2005 (unaudited) are as follows:

Securities available for sale	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Equity Mutual Fund – Japan	$17,792	$5,158	$—	$22,950
Common stocks – Japan	1,253,293	246,340	—	1,499,633
Government securities – Japan	327	—	—	327
Total	$1,271,412	$251,498	$—	$1,522,910

NOTE 4 – PROPERTY AND EQUIPMENT

At November 30, 2005 (unaudited), property and equipment consisted of the following:

Land	$3,046,038
Buildings and improvements	23,683,677
Pachinko machines and computer equipment	15,190,229
Construction in progress	5,431,562
47,351,506
Less accumulated depreciation	(17,111,757)
$30,239,749

Impairments

During the six months ended November 30, 2005 and 2004 (unaudited), the Company retired pachinko and pachislo machines, and certain computer equipment prior to the end of their useful lives resulting in losses of $1,989,893 and $1,059,400, respectively.

Depreciation

Depreciation expense charged to operations related to property and equipment during the three months ended November 30, 2005 and 2004 (unaudited) was $1,522,075, and $1,260,414, respectively.

NOTE 5 – DEPOSITS AND OTHER ASSETS, AND ACCRUED LIABILITIES

Other Assets

At November 30, 2005 (unaudited), deposits and other assets consisted of the following:

Deposits	$1,066,696
Long-term prepaid expenses	254,689
Long-term time deposits	167,892
Debt issue costs	132,810
Prepaid insurance	125,540
Other	107,542
$1,855,169

Accrued Liabilities

At November 30, 2005 (unaudited), accrued liabilities consisted of the following:

Deferred revenue	$633,950
Salaries and related benefits	451,025
Professional fees	192,553
Payroll taxes payable	120,624
Other	131,458
Total accrued liabilities – current	$1,529,610

Non-current deferred revenue	64,975
Swap contract obligations	93,778
Total accrued liabilities - non-current	$158,753

NOTE 6 – LONG-TERM DEBT

Long-Term Debt

Long-term debt at November 30, 2005 (unaudited), consisted of the following:

Loans payable to commercial bank, payable monthly in principal and interest installments ranging from $3,425 to $334,113, interest between 2.5%-2.75% per annum, due 2006 through 2015, secured by substantially all of the Company’s assets including the restricted time deposits.	$19,209,322

Bond payable to commercial bank, payable semiannually in principal of $375,877, coupon interest at 0.88% per annum, guarantee fee at 1.075%, due 2006 through 2012, unsecured.	5,011,694

Loans payable to commercial bank, payable monthly in principal and interest installments ranging from $23,388 to $41,764, interest at 2.275% per annum, due 2006 through 2009, secured by substantially all of the Company’s assets.	2,273,638

Loans payable to commercial bank, payable monthly in principal and interest installments at $45,523 to $104,410, interest at approximately 1.58% to 2.03% per annum, due 2008 through 2009, unsecured.	3,311,477

Loan payable to commercial bank, payable monthly in principal and interest installments of $29,820, interest at 2.5% per annum, due 2012, unsecured.	2,386,569

Loans payable to commercial bank, lump sums in August 2006 to November 2006, interest only at 2.5% per annum, secured by substantially all of the Company’s assets including the restricted time deposits.	1,336,452

Total long-term debt	33,529,152

Less current portion of long-term debt	(9,877,715)

Long-term debt, net of current portion	$23,651,437

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

Bond Payable

On September 30, 2005, the Company issued a bond payable in the amount of approximately $5,000,000 (¥600,000,000), which bears a coupon rate of 0.88% and guarantee fee at 1.075% per annum and matures on September 28, 2012.  In addition, it was required to pay bond issue costs of $132,810.  The effective interest rate is 2.98%.

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

NOTE 8 – INCOME TAXES

Income taxes in the United States of America were not material.  Management increased its valuation allowance during the three and six months ended November 30, 2005, for certain expenses paid in the United States that will not be deductible in Japan.  At the present time, management cannot determine if there will be income in the United States to offset such expenses, which will be carried forward as net operating losses.  The net operating losses expire in twenty years for United States federal tax purposes and five years for the State of California tax purposes.

NOTE 9 – GAMING OPERATIONS

The Company derives revenue from the operation of pachinko and pachislot games.  The Company is subject to annual licensing requirements established by the Prefectural Public Safety Commission.  The Company must renew this license yearly to operate.  The Company pays sales taxes of 5% of net revenues.  A summary of wagers, less winning patron payouts, for the three months ended November 30, 2005 and 2004 unaudited), are as follows:

	2005	2004
	(unaudited)	(unaudited)

Total wagers	$47,562,331	$48,841,174
Less - winning patron pay outs	(41,322,701)	(43,028,922)

Gaming revenues	$6,239,630	$5,812,252

A summary of wagers, less winning patron payouts, for the six months ended November 30, 2005 and 2004 (unaudited), are as follows

	2005	2004
	(unaudited)	(unaudited)

Total wagers	$101,407,803	$100,035,406
Less - winning patron pay out	(88,812,914)	(88,418,240)

Gaming revenues	$12,594,889	$11,617,166

NOTE 10 – SUBSEQUENT EVENTS

New Store Opening

In December 2005, the Company opened a new store in Okazaki, Aichi, Japan.  The Company has incurred construction costs of $4,444,238 for the new store.  In connection with the opening, on December 16, 2005, the Company entered into a lease agreement for equipment at a cost of approximately $1,600,000.  The lease is for a period of 96 months and requires monthly lease payments of approximately $21,000. The lease will be accounted for as a capital lease.  Okazaki is its largest store with 640 machines.

Bond Payable

On December 30, 2005, the Company issued a bond payable in the amount of approximately $2,600,000 (¥300,000,000), which bears a coupon rate of 0.31% and guarantee fee at 0.65% per annum and matures on December 28, 2012.  In addition, it was required to pay bond issue costs of $134,078.

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

Overview

Through our subsidiaries, we own and operate six pachinko stores as of November 30, 2005.  We opened our sixth store in December 2004, which operates 480 machines.  We operated a total of 2,752 and 2,272 Pachinko and Pachislo machines as of November 30, 2005 and 2004, respectively.  On December 21, 2005, we opened our seventh store in Okazaki, Aichi prefecture operating 640 machines.  We plan to continue to leverage our expertise and capitalize on new development opportunities, and we are expanding our operations in Japan.

Results of Operations

Quarter Ended November 30, 2005 Compared to Quarter Ended November 30, 2004

Operating Revenues and Costs

During the three- and six- month periods ended November 30, 2005 and 2004, the average exchange rates (1 USD equivalency) for Japanese yen were 111.49 yen and 109.24 yen for the three- month periods in 2005 and 2004, while the rates for the six-month periods ended November 30, 2005 and 2004 were 112.55 yen and 108.79 yen, respectively.

The fluctuation of the exchange rates caused the Company’s revenues and expenses as reported in US dollars to decline by approximately 2.1% for the three-month period and 3.5% for the six-month period, respectively.

A summary of the gaming revenues for the quarters ended November 30, 2005 and 2004 are as follows:

	2005		2004
	Amount	Percentage	Amount	Percentage
Patron wagers (pay-ins)	$47,562,331	100.0%	$48,841,174	100.0%
Patron payouts	(41,322,701)	(86.9)	(43,028,922)	(88.1)
Gaming revenues	$6,239,630	13.1%	$5,812,252	11.9%

Consistent with the gaming industry, we report our revenues as the net of wagers less payouts.  Our gaming revenues for the quarterly period, which ended November 30, 2005, increased by $427,378 from 2004 to $6,239,630 in 2005, an increase of 7.4%.  Approximately $756,621 was related to the opening of the new store in December 2004 while the existing stores experienced a decrease in revenues of $329,243.  After excluding such new store effects, our same-store revenues (stores that have been opened for at lease one year) decreased by 5.6%, which is largely attributable to decreases at one store located in Tochigi and two stores located in Aichi Prefecture.  Other revenues, consisting of food, limited beverages and sundry items, decreased by $18,992 to $150,525 or 11.2%.

Our gross wagers decreased by $1,278,843 or 2.6%, from the three months ended November 30, 2004 to $47,562,331 for the three months ended November 30, 2005.  Our new store which opened in December 2004 contributed to $5,363,429 in patron wagers while the existing store patron wagers decreased by $6,642,272.  Our payouts decreased by $1,706,221 or 3.97% from the second quarter ended November 30, 2004 to $41,322,701 in the second quarter ended November 30, 2004.  The decline in revenue is primarily due to the currency exchange rate.  Our payouts as a percentage of wagers changed to 86.9.% in 2005 from 88.1% in 2004 since all stores, including our new store, which had a lower payout rate for the first six months of operations to keep the patrons playing for a longer period to entice more spending.

Cost of Revenues

Costs of revenues as a percentage of total revenues for the quarters ended November 30, 2005 and 2004 are as follows:

	2005	2004
Salaries & Wages	16.4%	14.5%
Depreciation	23.8%	21.1%
Facilities & Other	29.9%	25.1%
Impairment of property and equipment	22.9%	9.4%
Total cost of revenues	93.0%	70.1%

Cost of revenues for the three months ended November 30, 2005 increased by $1,749,988 or 41.7% from $4,193,389 to $5,943,377 compared to the three months ended November 30, 2004.  As a percentage of revenues, our costs in the second quarter of 2005 increased to 93.0 % from 70.1% for the same quarter in 2004.  The increased costs are due to a decreased pay-in-wagers by the customers and an impairment charge in the amount of approximately $1,186,841.  The Company plans to reuse some of the  machines subject to impairment charge at certain stores prior to the actual disposition.  Depreciation expense is accelerated in the year of acquisition for machines acquired.  In addition, we provided impairments for machines which were removed from service prior to their useful life.  Machine lives are generally two to three years, depending on technologies, playing habits and customer preference.  We are experiencing high turnover of our machines due to continuing changes in customer preference and habits.  Currently, machines are turning over at less than a year.

Marketing and Advertising Expense

Marketing and advertising expenses increased by $96,949 from $364,406 for the second quarter in 2004 to $461,355 for the second quarter in 2005.  The increase is attributable to the new store which opened in December 2004 whereby we spent $92,348 for marketing and advertising expenses to boost revenues.  As a percentage of revenues, we spent 7.2% and 6.1%, for the second quarters in 2005 and 2004, respectively, which is up primarily due to increase in advertisement expense.

General and Administrative Expenses

General and administrative expenses for the second quarter ended November 30, 2005 increased by $54,308 or 7.1% from $765,164 to $819,472 for the same period ended in 2004.  General and administrative expenses for the second quarter ended November 30, 2005 constituted 13.0 % of revenues, which is the same rate  for the same period ended in 2004.  In 2004, there was a charge for stock-based compensation for two non-employee directors in the amount of $234,900.  The general and administrative expenses in the second quarter increased by $289,208 after excluding such stock-based compensation recorded in November 2004.

Other Income and Expenses

Interest expense increased by $23,281 to $251,890 from $228,609 in the second quarter ended November 30, 2005.  This increase is due to increased borrowings under the Company’s credit facility and capital lease financing arrangements, and an increase in the borrowing costs because of the use of interest swap arrangements.

Income Taxes

Income taxes benefit in the amount of $289,119 was recorded for the second quarter ended November 30, 2005 while income tax expense of $410,847 was charged for the same period in the prior year.  We have incurred expenses in the United States of America (US) in the anticipation of raising capital in the future.  We have no income in the US, thus such expenses result in net operating losses to be carried forward, for which a valuation allowance is deemed required for the related deferred tax assets.  The increase in the valuation allowance for deferred tax assets in the US has caused our effective tax rate to be excessively high for the periods presented.

Net Income (Loss)

We had net loss for the second quarter ended November 30, 2005 of $647,946 versus a net income of $59,334 for the same period in 2004.  Although we had higher overall revenue due to the new store that opened in December 2004 and another store that opened in 2003, we incurred more depreciation expense, and facilities and operating expenses than we experienced for our revenue increase during the same period.  In addition we recorded a significant amount of machine impairment expense for the second quarter in 2005.  The management will continue to implement new marketing and sales strategy to increase revenues at all stores while it will closely look at the expenditures to control cost effectiveness of the operation.

Six Months Ended November 30, 2005 Compared to Six Months Ended November 30, 2004

Operating Revenues and Costs

A summary of the gaming revenues for the six months ended November 30, 2004 and 2003 are as follows:

	2005		2004
	Amount	Percentage	Amount	Percentage
Patron wagers (pay-ins)	$101,407,803	100.0%	$100,035,406	100.0%
Patron payouts	(88,812,914)	(87.6)	(88,418,240)	(88.4)
Gaming revenues	$12,594,889	12.4%	$11,617,166	11.6%

Our gaming revenues for the six-month period increased by $977,723 from 2004 to $12,594,889 in 2005, an increase of 8.4%.  Approximately $1,445,205 was related to the opening of the new store in December 2004.  After excluding such new store effects, our same-store revenues (stores that have been opened for at lease one year) decreased by 4.0%, which is largely attributable to decreases at our existing stores.  Other revenues, consisting of food, limited beverages and sundry items, decreased by $39,611 to $250,340 or 13.7%.

Our gross wagers increased by $1,372,397 or 1.4% from the 6-month ending November 30, 2004 to $101,407,803 in the 6-month ending November 30, 2005.  Our revenue increase was impacted due to currency rate fluctuations.  Our new store which opened in December 2004 contributed to $12,603,689 of such increase in wagers.  Our payouts increased by $394,674 or 0.4% from the 6-month ending November 30, 2004 to $88,812,914 for the 6-month ending November 30, 2005.  Our payouts as a percentage of wagers changed from 88.4% in 2004 to 87.6% in 2005.

Cost of Revenues

Costs of revenues as a percentage of total revenues for the six months ended November 30, 2005 and 2004 are as follows:

	2005	2004
Salaries & Wages	16.3%	14.6%
Depreciation	24.7%	22.6%
Facilities & Other	27.0%	23.6%
Impairment of property and equipment	15.5%	8.9%
Total cost of revenues	83.5%	69.7%

Cost of revenues for the six months ended November 30, 2005 increased by $2,414,696 or 29.1% from $8,302,538 to $10,717,234 compared to six months ended November 30, 2004.  As a percentage of revenues, our costs in 6-month ended November 30, 2005 increased to 83.5 % from 69.7% for the same six-month period in 2004.  We opened a new store in December 2004 and incurred additional costs of approximately $1,468,735.  The increase in costs was due to a less than-expected pay-in-wager by the customers and a charge of machine impairment expense in the amount of approximately $1,186,841.  Depreciation expense is accelerated in the year of acquisition for machines acquired.  In addition, we provided impairments for machines which were removed from service prior to their useful life.  Machine lives are generally two to three years, depending on technologies, playing habits and customer preference.  We are experiencing high turnover of our machines due to the customer preference and habits.

Marketing and Advertising Expense

Marketing and advertising expenses increased by $271,954 from $695,971 for the six months ended November 30, 2004 to $967,925 for the same period in 2005.  The increase is attributable to the new store which opened in December 2004, whereby we spent approximately $231,182 for marketing and advertising expenses.  Our primary expenses were related to preparing flyers for delivery in newspapers aimed at the general population around the store location region.  As a percentage of revenues, we spent 7.5 % and 5.8%, in fiscal 2005 and 2004, respectively, which is up primarily due to increase in advertisement despite  revenue increase contributed by the new store opened in December 2004.

General and Administrative Expenses

General and administrative expenses for the six months ended November 30, 2005 decreased by $262,158 or 16.2% to $1,360,523 from $1,622,681 for the same period ended in 2004.  General and administrative expenses for the six months ended November 30, 2004 constituted 10.8 % of revenues in comparison to 13.6% for the same period ended in 2004.  The decrease in general and administrative costs can be attributed primarily to not incurring a charge for stock-based compensation for two non-employee directors in 2005 while such expense in  the aggregated total amount of $469,800 was recorded in 2004.

Other Income and Expenses

Interest expense increased by $75,925 to $515,194 in the six months ended November 30, 2005, from $439,269 for the same period in 2004, an increase of 17.3%.  This increase is due to increased borrowings under the Company’s credit facility and capital lease financing arrangements and an increase in the interest rates on our borrowings, as well as the interest swap arrangement as discussed previously.

Income Taxes

Income taxes expense decreased by $824,185 to $33,154 for the quarter ended November 30, 2005, from $857,339 in for the same period in the prior year.  We have incurred expenses in the United States of America and we have no income in the United States.  Thus such expenses will result in net operating losses to be carried forward, for which a valuation allowance is deemed required for the related deferred tax assets.

Net Loss

We incurred a net loss for 6-month period ending November 30, 2005 of $465,075 versus net loss of $268,432 for the same period in 2004.  While we incurred a significant amount of machine impairment and an increase in expense in connection with a new store opened in December 2004, we did not incur any additional special charges, such as merger fees and stock-based compensation.

Liquidity and Sources of Capital

Cash Flows

During the six-month period ended November 30, 2005 and 2004, we generated $6,521,246 and $6,322,311, respectively, of cash flows from operating activities.  Our increase in cash generated in 2005 relates primarily to increased depreciation expense, impairment expenses, accounts payable and accrued liabilities.

During the six-month period ended November 30, 2005 and 2004, we used cash of $9,305,093 and $8,371,767, respectively on investing activities.  We spent approximately $8,801,046 and $7,773,602, respectively, for capital additions.  The 2005 expenditures included approximately $5,500,000 to construct a building and $3,500,000 to supply pachinko/pachislo machines and auxiliary equipment.

During the six months ended November 30, 2005, we provided cash of $7,106,157 from financing activities.  During this period, we financed a new store which opened in December 2005 in the amount of $10,649,064 from a bank.  In fiscal 2005, we used cash in our financing activities in the amount of $3,126,056.  We repaid long-term debt in the amounts of $3,054,998 in the six months period in 2005 and $2,961,302 for the same period in 2004.

Liquidity

We incurred losses during the three and six months ended November 30, 2005 totaling $647,946 and $465,075, respectively.  We may incur losses during fiscal 2006 due to 1) increased costs to provide infrastructure necessary to operate as a public company, 2) start-up costs incurred with the new store opening in December 2005 and 3) an increase in pachinko machine impairment.  In addition when we open a new store, we increase payouts at that store to attract and retain customers for a period of six months

We have a working capital deficiency as of November 30, 2005 of $3,809,100  We have historically had good relations with our banks, and we believe our obligations will be refinanced in the normal course of business as they become due, based on our historical experience.  There are no assurances that the notes will be refinanced when due, or the equity capital raised.  In the event Exam requires capital, we will provide additional capital to operate in the normal course of business, to the extent we are capable.

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

In connection with its review of the our consolidated financial statements for the year ended May 31, 2005, McKennon, Wilson & Morgan LLP, the Company’s independent accountants, advised management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness, including, inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting matters; failure to perform timely reviews, substantiation and evaluation of certain general ledger account balances; lack of procedures or expertise needed to prepare all required disclosures; and evidence that employees lack the qualifications and training to fulfill their assigned functions.  McKennon, Wilson & Morgan LLP indicated that they considered these deficiencies to be a material weakness as that term is defined under standards established by the American Institute of Certified Public Accountants. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal control from reducing to an appropriately low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis. We considered these matters in connection with the quarter-end closing of accounts and preparation of financial statements as and for the quarter ended November 30, 2005 and determined that no prior period financial statements were materially affected by such matters.

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

Dated: January 24, 2006

	By:	/s/ Shinichi Hirabayashi
Shinichi Hirabayashi
President & Chief Executive Officer

/s/ Yoneji Hirabayashi
Yoneji Hirabayashi
Chief Financial Officer
(signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)