Form 10KSB/A
period 2005-05-31
EXAM USA, INC.
filed 2006-03-03
CIK 934646

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES     ☐     NO     ☒

State issuer’s revenues for its most recent fiscal year: $25,607,148.

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of September 8, 2005:  Common stock, $0.01 par value:  $600,044.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

20,000,148 Shares as of voting common stock as of September 8, 2005

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format:      YES   ☐     NO   ☒

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A amends certain portions of the Annual Report on Form 10-KSB of Exam USA, Inc. (“Exam”) for the fiscal year ended May 31, 2005 as filed with the Securities and Exchange Commission on September 13, 2005. In response to a comment from the Commission’s Division of Corporation Finance, we have amended certain portions of our financial statements as more particularly described in footnote 2 under the caption “Restatements” and which are highlighted in the financial statements. No other amendments have been made, and this Form 10-KSB/A does not reflect events occurring after the filing of the original Annual Report or modify or update those disclosures affected by subsequent events.

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

/s/ McKennon, Wilson & Morgan LLP

Irvine, California

September 9, 2005

EXAM USA, INC. (FORMERLY OLYMPIC ENTERTAINMENT GROUP, INC.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

May 31, 2005
ASSETS (Note 8)
Current assets:
Cash	$3,581,034
Time deposits (Note 2)	2,074,366
Restricted time deposits (Note 2)	2,601,586
Marketable securities (Note 4)	1,103,239
Inventories	583,926
Deferred income taxes (Note 11)	103,392
Prepaids and other	239,337
Total current assets	10,286,880

Property and equipment, net (Note 6)	29,807,114
Deferred income taxes (Note 11)	997,274
Deposits and other assets (Note 7)	1,742,507
Total assets	$42,833,775

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,720,973
Accrued liabilities (Note 7)	1,951,169
Current portion of long-term debt (Note 8)	9,340,000
Current portion of capital lease obligations (Note 9)	1,026,221
Total current liabilities	16,038,363

Long-term debt, net of current portion (Notes 8 and 13)	19,900,278
Capital lease obligations, net of current portion (Note 9)	3,509,013
Long-term accrued expenses (Note 7)	284,683
Asset retirement obligations (Note 6)	706,635
Minority interest in related entity (Notes 1 and 2)	182,942
Total liabilities	40,621,914

Commitments and contingencies (Note 9)	—

Shareholders’ Equity (Notes 1 and 2):
Preferred stock, 5,000,000 shares authorized: Series D convertible preferred stock, $0.01 par value, liquidation value of $3.00 per share, 98,000 shares authorized, none issued and outstanding at May 31, 2005	—

Series E convertible preferred stock, $0.01 par value, no liquidation value, 1,800,000 shares authorized, none issued and outstanding at May 31, 2005	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 20,000,148 issued and outstanding at May 31, 2005 (as restated)	200,001
Additional paid-in capital (as restated)	1,423,693
Restricted retained earnings	41,122
Unrestricted retained earnings	247,196
Accumulated other comprehensive income	299,849
Total shareholders’ equity	2,211,861
Total liabilities and shareholders’ equity	$42,833,775

See accompanying notes to these consolidated financial statements

EXAM USA, INC. (FORMERLY OLYMPIC ENTERTAINMENT GROUP, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	Year Ended May 31, 2005	Year Ended May 31, 2004
REVENUES:
Gaming	$24,849,430	$17,419,615
Food, beverage and other	757,718	443,361
Total revenues	25,607,148	17,862,976

COST OF REVENUES:
Salaries and wages	4,051,178	2,958,232
Depreciation	7,005,839	5,131,945
Facilities and other	6,862,575	4,753,921
Impairment of property and equipment (Note 6)	4,273,178	1,530,156
Total cost of revenues	22,192,770	14,374,254

Gross profit	3,414,378	3,488,722

OPERATING EXPENSES:
Marketing and advertising	1,987,605	1,036,880
General and administrative	3,352,754	2,177,038
Total operating expenses	5,340,359	3,213,918

Operating income (loss)	(1,925,981)	274,804

OTHER INCOME (EXPENSE), NET:
Interest income	5,481	6,484
Interest expense	(1,031,605)	(705,815)
Merger fees (Note 9)	(360,000)	—
Other income	210,107	242,932
Gains on sales of marketable securities	83,578	241,366
Other expense	(55,171)	(73,151)
Total other expense, net	(1,147,610)	(288,184)

Loss before provision (benefit) for income taxes	(3,073,591)	(13,380)

Provision (benefit) for income taxes (Note 11)	(312,561)	459,662

NET LOSS	$(2,761,030)	$(473,042)

Change in foreign currency translation	44,918	266,948
Change in unrealized loss on marketable securities	(4,150)	(48,041)

TOTAL COMPREHENSIVE LOSS	$(2,720,262)	$(254,135)

Basic and dilutive loss per common share:
Weighted average number of common shares outstanding	19,695,291	18,000,000
Basic and dilutive net loss per common share	$(0.14)	$(0.03)

See accompanying notes to these consolidated financial statements

EXAM USA, INC. (FORMERLY OLYMPIC ENTERTAINMENT GROUP, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Common Stock		Additional Paid-in	Restricted Retained	Unrestrited Retained	Accumulated Other Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Earnings	Income	Equity
Balances, June 1, 2003			1,800,000	$180,000	—	$—	$—	$41,122	$3,774,718	$40,174	$4,036,014
Net loss	—	—	—	—	—	—	—	—	(473,042)	—	(473,042)
Change in unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	(48,041)	(48,041)
Foreign currency translation	—	—	—	—	—	—	—	—	—	266,948	266,948
Dividends paid to shareholders	—	—	—	—	—	—	—	—	72,490	—	(72,490)
Balances, May 31, 2004	—	—	1,800,000	180,000	—	—	—	41,122	3,229,186	259,081	3,709,389

Net loss									(2,761,030)		(2,761,030)
Dividends paid	—	—	—	—	—	—	—	—	(90,959)	—	(90,959)
Common and D Preferred stock retained by Olympic shareholders	40,000	120,000	—	—	1,000,148	10,001	—	—	(130,001)		—
Capital contribution	—	—	—	—	—		10,000	—	—	—	10,000
Value of merger related expenses	—	—	—	—	—	—	360,000	—	—	—	360,000
Fair value of stock transferred from shareholders to directors	—	—	—	—	—	—	943,693	—	—	—	943,693
Conversion of D preferred stock	(40,000)	(120,000)	—	—	1,000,000	10,000	110,000	—	—	—	—
Conversion of E preferred stock			(1,800,000)	(180,000)	18,000,000	180,000	—				—
Change in unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	(4,150)	(4,150)
Foreign currency translation	—	—	—	—	—	—	—	—	—	44,918	44,918
Balances, May 31, 2005 (as restated)	—	$—	—	$—	20,000,148	$200,001	$1,423,693	$41,122	$247,196	$299,849	$2,211,861

See accompanying notes to these consolidated financial statements

EXAM USA, INC. (FORMERLY OLYMPIC ENTERTAINMENT GROUP, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31, 2005	Year Ended May 31, 2004
Cash flows from operating activities:
Net loss	$(2,761,030)	$(473,042)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and accretion expense	7093,433	5,141,976
Impairment of property and equipment	4,273,178	1,530,156
(Gains) losses on marketable securities	(83,578)	(241,366)
Fair value of shares issued to directors and placement agent	1,303,693	—
Minority interest	12,273	26,630
Changes in operating assets and liabilities:
Inventories	(126,962)	(232,387)
Deferred income taxes	(626,297)	118,730
Prepaids and other	260,249	(399,181)
Accounts payable	1,311,915	850,466
Accrued liabilities	(278,666)	(433,618)
Net cash provided by operating activities	10,378,208	5,888,364

Cash flows from investing activities:
Purchases of property and equipment	(13,385,503)	(9,381,354)
Proceeds from sales of property and equipment	68,393	136,064
Purchases of marketable securities	(1,242,156)	(2,922,516)
Proceeds from sales of marketable securities	1,101,955	2,546,772
Time deposits	(898,797)	49,166
Increase in loan receivable	373,867	(206,086)
Other assets	(630,167)	(144,092)
Net cash used in investing activities	(14,612,408)	(9,922,046)

Cash flows from financing activities:
Payments on capital lease obligations	(1,268,360)	(1,323,297)
Borrowings of long-term debt	8,178,390	16,307,645
Payments on long-term debt	(4,987,569)	(7,483,865)
Repayments on notes payable	—	—
Dividends paid	(93,467)	(72,490)
Net cash provided by financing activities	1,828,994	7,427,993

Foreign currency effect on cash	(66,730)	249,444

Net increase (decrease) in cash	(2,471,936)	3,643,755

Cash, beginning of year	6,052,970	2,409,215

Cash, end of year	$3,581,034	$6,052,970

Supplemental Disclosure of Cash Flow Information

Non-cash investing and financing transactions:
Purchases of equipment under capital leases	$1,793,527	$4,084,666
Interest swap liabilities	150,024	—
Increase in property and equipment from asset retirement obligations	$119,100	$199,048

Cash paid during the year for:
Interest	$1,070,183	$738,303
Income taxes	$380,334	$641,815

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

Accumulated other comprehensive income at May 31, 2005, consisted of foreign currency translation gain $331,344 and unrealized losses on marketable securities of $31,495 net of tax.

Reclassification

Management reclassified officer salaries in fiscal 2004 from cost of sales to general and administrative expenses in the amount of $993,206, which management believes is the more proper presentation to conform with 2005 classification.

Restatement

The Company made a clerical error in the presentation of common stock at par value upon the conversion of E Preferred. The Company reclassified $168,200 from additional paid-in capital to common stock. This adjustment had no impact on the Company’s financial position, results of operations or cash flows.

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

NOTE 4 – MARKETABLE SECURITIES

Cost, as adjusted for impairments, and fair market values of marketable securities, accounted for as available-for-sale securities, at May 31, 2005, are as follows:

Securities available for sale	Adjusted Cost Basis	Unrealized Gain	Unrealized Losses	Fair Value
Equity Mutual Fund – Japan	$19,723	$3,966	$—	$23,689
Common stocks – Japan	1,137,462		(58,275)	1,079,187
Government securities – Japan	363	—	—	363
Total	$1,157,548	$3,966	$(58,275)	$1,103,239

No unrealized losses were charged to operations in 2004. During the year ended May 31, 2005, management recorded a temporary decline in the value of the marketable securities in the amount of 12,785.

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

Consulting agreement

The Company uses a consulting firm, which is controlled by a director, for the purpose of designing and establish systems at its stores. In connection therewith, the Company paid approximately $3,900 (¥420,000) per month during the years ended May 31, 2005 and May 31, 2004.

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

Store impairment

One of the Company’s stores suffered losses in 2005 because of increased competition, and a deteriorating facility which in need of improvements. The store was profitable in 2004. The store is on leased land, and the building and improvements have little residual value, if any. Management has evaluated the future cash flows of this store and determined that an impairment loss is required under SFAS No. 144. Accordingly, management recorded a charge to operations, which is included in cost of revenues in the amount of $2,213,312 in fiscal 2005.

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

Years ending May 31,
2006	$9,340,000
2007	5,277,963
2008	3,660,833
2009	3,371,019
20010	2,312,685
Thereafter	5,277,778

Total long-term debt	$29,240,278

Interest Swap Agreements

EXAM entered into two interest rate swap agreements on November 28, 2003 and March 24, 2004 with Mitsui Sumitomo Bank. First, EXAM entered into an agreement whereby they obtained financing in the amount of ¥300,000,000 (approximately $2,900,000), which expires on November 28, 2008. In connection therewith, EXAM agreed to a contract to pay interest at 1.67%, per annum on ¥300,000,000, offset by the receipt of interest at the three-month TIBOR (“Tokyo Interbank Offered Rate”). Interest payments start on February 29, 2004 and are payable at the end of every three months thereafter until expiration. The effect of the arrangement was to increase interest expense by approximately $40,000 during the year ended May, 31, 2005. In addition, EXAM was required to enter into an agreement for a ¥100,000,000 (approximately

$900,000) interest swap contract, which expires on March 24, 2009. In connection therewith, EXAM agreed to pay interest at 1.89%, per annum on the face amount of the contract, offset by the receipt of interest at 3-month TIBOR. Interest payments commenced on June 24, 2004 and are payable at the end of every three months thereafter until expiration. The effect of the arrangement was to increase interest expense by approximately $17,000 during the year ended May, 31, 2005, and a lesser amount in 2004.

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

Consulting Agreement

 On August 1, 2004, the Company entered an agreement with a consulting firm. The agreement is for consulting services of company’s management and personal system. The agreement expires on July 31, 2007. The monthly consulting fee is approximately $26,000, plus reimbursement of reasonable expenses. In addition, the Company paid some additional fees for training sessions. The consulting firm was paid approximately $380,000 for the year ended May, 31, 2005.

Capital Leases

The Company leases pachinko machines and computer equipments under leases that qualify as capital leases. The pachinko machine leases were for two years and expired on December 24, 2005. The computer equipments lease are for a term of six years through eight years and expire on November 22, 2012.

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

Years ending May 31,
2006	$1,202,950
2007	1,202,950
2008	868,364
2009	837,947
2010	515,130
Thereafter	480,785
Total minimum lease payments	5,108,126
Less amounts representing interest	(572,892)

Present value of future minimum lease payments	4,535,234
Less current portion of capital lease obligations	(1,026,221)

Capital lease obligations, net of current portion	$3,509,013

Interest expense related to capital lease obligations amounted to $230,396 and $131,111 during the years ended May 31, 2005 and 2004, respectively.

Property and equipment at May 31, 2005, include the following amounts for capitalized leases:

Equipment under capital leases	$7,516,318
Less accumulated depreciation	(2,856,660)

Equipment under capital leases, net	$4,659,657

Operating Leases

The Company leases land for certain of its gaming locations. Minimum monthly rental payments under these leases range from $5,139 to $61,782, aggregating total payments of $130,610 per month. Under Japanese custom, there are occasionally no written agreements for the land leases, and all terms are agreed upon orally. The Company has entered into written agreements for leases which last twenty (20) years. Additionally, under Japanese custom, if significant improvements are made to the leased land, the land leases are required to be extended by the lessor for as long as the Company is in operation. In December, 2004, the Company has entered into written agreements for new leases which last twenty (20) years. The leases are for new store, and it will start in December, 2005. See Note 13 for additional information regarding to new store.

The Company has made significant modifications to the land through construction of buildings and parking lots. Thus, the terms of the land leases in most cases are infinite. The Company leased land from one of its officers. The monthly lease fee from the officer is $1,869, and the contract was terminated in February, 2005. For the years ended May 31, 2005 and 2004, total rental expense under all land leases was approximately $1,725,126 and $1,219,420, respectively.

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

At May 31, 2005, significant components of the Company’s net deferred taxes are as follows:

2005
Deferred tax assets (liability)
Current assets:
Accrued liabilities	$21,667
Unrealized losses on marketable securities	81,724
Less - Valuation allowance	—
Total current deferred tax assets	103,391
Noncurrent assets:
Impairment charges	1,145,642
Net operating loss carryforward – United States	1,351,425
Other	215,799
Depreciation	19,738
Less – Valuation allowance	(1,735,328)
997,276
Total deferred tax assets	$1,100,667

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

EXAM USA, INC.

Date: March 3, 2006	By:	/s/ Shinichi Hirabayashi
Shinichi Hirabayashi Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Shinichi Hirabayashi	Chief Executive Officer and Director	March 3, 2006
Shinichi Hirabayashi

/s/ Yoneji Hirabayashi	Chief Financial and Principal	March 3, 2006
Yoneji Hirabayashi	Accounting Officer and Director

/s/ Akinori Hirabayashi	Director	March 3, 2006
Akinori Hirabayashi