Form 10QSB
period 2006-02-28
EXAM USA, INC.
filed 2006-04-14
CIK 934646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-32849

PACHINKO WORLD, INC.

(Exact name of Registrant as specified in its charter)

Nevada	88-0271810
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5912 Bolsa Avenue, Suite 108, Huntington Beach, California	92649
(Address of principal executive offices)	(Zip Code)

(714) 895-7772

(Registrant’s telephone number, including area code)

EXAM USA, INC.

(Former name, former address and former fiscal year if changed since last reported)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No . ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer  ☐  Accelerated Filer  ☐  Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock, $0.01 par value	20,000,148 shares of common stock as April 10, 2006

Transitional Small Business Disclosure Format (Check one):

Yes ☐    No ☒.

PACHINKO WORLD, INC.

The terms “we,” “us,” “our,” “the Company,” and “Pachinko World,” as used in this Report on Form 10-QSB refers to Pachinko World, Inc., a Nevada corporation, and its wholly-owned subsidiary, Exam Co. Ltd., a corporation formed under the laws of Japan.

i

PART I - FINANCIAL INFORMATION

ITEM 1.                             FINANCIAL STATEMENTS

PACHINKO WORLD, INC. AND SUBSIDIARIES

(FORMERLY EXAM USA, INC.)

CONSOLIDATED BALANCE SHEET

February 28, 2006
(unaudited)
ASSETS (Note 6)
Current assets:
Cash	$6,496,706
Time deposits	1,972,127
Restricted time deposits	2,416,121
Marketable securities (Note 3)	1,789,110
Inventories	640,730
Prepaid and other current assets (Note 5)	889,624
Total current assets	14,204,418

Property and equipment, net (Note 4)	32,447,408
Deferred income taxes	924,173
Deposits and other assets (Note 5)	2,137,377
Total assets	$49,713,376

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,162,154
Accrued liabilities (Note 5)	1,667,364
Current portion of long-term debt (Note 6)	10,445,448
Current portion of capital lease obligations	1,194,381
Total current liabilities	17,469,347

Long-term debt, net of current portion (Note 6)	25,353,882
Capital lease obligations, net of current portion	4,138,266
Asset retirement obligations	822,708
Long-term accrued liabilities (Note 5)	199,127
Minority interest in related entity	195,698
Total liabilities	48,179,028

Commitments and contingencies (Note 7)
Shareholders’ Equity (Notes 2 and 8):
Preferred stock, $0.01 par value 5,000,000 shares authorized: none issued and outstanding	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 20,000,148 shares issued and outstanding	200,001
Additional paid-in capital	1,423,693
Restricted retained earnings	41,122
Accumulated deficit	(456,714)
Accumulated other comprehensive income	326,246
Total shareholders’ equity	1,534,348
Total liabilities and shareholders’ equity	$49,713,376

See accompanying notes to these consolidated financial statements

PACHINKO WORLD, INC. AND SUBSIDIARIES

(FORMERLY EXAM USA, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	For the Three Months Ended		For the Nine Months Ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES:
Gaming (Note 10)	$7,457,829	$5,929,149	20,052,718	17,546,315
Food, beverage and other	149,172	241,740	399,512	531,691
Total revenues	7,607,001	6,170,889	20,452,230	18,078,006

COST OF REVENUES:
Salaries and wages	1,065,977	1,153,296	3,155,552	2,893,956
Depreciation	1,944,764	2,062,228	5,115,197	4,756,746
Facilities and other	2,479,985	2,170,221	5,947,318	4,978,181
Impairments (Note 4)	1,077,842	180,887	3,067,735	1,240,287
Total cost of revenues	6,568,568	5,566,632	17,285,802	13,869,170

Gross profit	1,038,433	604,257	3,166,428	4,208,836

OPERATING EXPENSES:
Marketing and advertising	668,677	683,974	1,636,602	1,379,945
General and administrative	638,296	783,309	1,998,819	2,405,990
Total operating expenses	1,306,973	1,467,283	3,635,421	3,785,935

Operating income (loss)	(268,540)	(863,026)	(468,993)	422,901

OTHER INCOME (EXPENSE):
Merger-related fees	—	—	—	(360,000)
Interest income	1,181	1,353	4,510	4,904
Interest expense	(269,660)	(317,914)	(784,854)	(757,183)
Minority interest in related party	(22,749)	(4,566)	(17,727)	(11,824)
Other income	65,931	82,511	282,425	180,041
Gains on sales of marketable securities	237,271	37,565	298,834	92,886
Other expense	—	(1,673)	(2,682)	(48,569)
Total other income (expense), net	11,974	(202,724)	(219,494)	(899,745)

Loss before provision (benefit) for income taxes	(256,566)	(1,065,750)	(688,487)	(476,844)

Provision (benefit) for income taxes (Note 9)	(17,731)	(152,436)	15,423	704,903

NET LOSS	$(238,835)	$(913,314)	$(703,910)	$(1,181,747)

Change in foreign currency translation	68,921	(6,072)	(110,454)	241,241
Change in unrealized gain on marketable securities	(162,338)	6,705	136,851	(11,365)

TOTAL COMPREHENSIVE LOSS	$(332,252)	$(912,681)	$(677,513)	$(951,871)

Basic and diluted loss per common share:
Weighted average number of equivalent common shares	20,000,148	20,000,148	20,000,148	19,695,291
Basic and diluted net loss per equivalent common shares	$(0.01)	$(0.05)	$(0.04)	$(0.06)

See accompanying notes to these consolidated financial statements

PACHINKO WORLD, INC. AND SUBSIDIARIES

(FORMERLY EXAM USA, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	February 28, 2006	February 28, 2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(703,910)	$(1,181,747)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and accretion expense	5,172,390	4,756,574
Impairment of property and equipment	3,067,735	1,240,287
Fair value of shares issued to directors and placement agent	—	1,064,700
Gains on sales of marketable securities	(298,834)	(92,886)
Minority interest	17,727	11,824
Changes in operating assets and liabilities:
Inventories	(100,399)	(251,000)
Deferred income taxes	(22,998)	(56,674)
Prepaid and other current assets	(590,888)	246,033
Accounts payable	720,455	1,060,487
Accrued liabilities	(152,245)	(290,805)
Net cash provided by operating activities	7,109,033	6,506,793

Cash flows from investing activities:
Capital expenditures	(11,061,604)	(11,261,931)
Proceeds from sales of property and equipment	89,882	300,753
Purchases of marketable securities	(1,530,005)	(765,791)
Proceeds from sales of marketable securities	1,182,142	736,965
Time deposits	(149,765)	(943,987)
Proceeds from loan receivable from related party	—	373,100
Increase in deposits and other assets	(505,137)	(545,825)
Net cash used in investing activities	(11,974,487)	(12,106,716)

Cash flows from financing activities:
Payments on capital lease obligations	(778,832)	(1,571,997)
Borrowings of long-term debt	13,227,270	9,074,288
Payments on long-term debt	(4,329,157)	(3,156,367)
Dividends paid	—	(93,275)
Net cash provided by financing activities	8,119,281	4,252,649

Foreign currency effect on cash	(338,155)	(7,043)

Net increase (decrease) in cash	2,915,672	(1,354,317)

Cash, beginning of period	3,581,034	6,052,970

Cash, end of period	$6,496,706	$4,698,653

Supplemental Disclosure of Cash Flow Information
Non-cash investing and financing transactions:
Interest swap liabilities	$—	$134,573
Purchases of equipment under capital leases	1,921,594	1,852,425
Increase in property and equipment from cost of asset retirement obligation	157,406	122,196

Cash paid during the period for :
Interest	$840,254	$733,518
Income taxes	$387,981	$397,558

PACHINKO WORLD, INC. AND SUBSIDIARIES

(FORMERLY EXAM USA, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS

EXAM Co., Ltd, (“EXAM”) previously known as Kisorin Co., Ltd, a Japanese corporation, was incorporated in 1969. On June 10, 2003, EXAM established EXAM USA, Inc. (“EXAM USA”), a Delaware corporation, to effect a share-exchange agreement with EXAM, whereby EXAM became a wholly-owned subsidiary of EXAM USA (collectively, the “Company”). On June 3, 2004, the Company completed a reverse acquisition of Olympic Entertainment Group, Inc. (“Olympic”), a Nevada Corporation, pursuant to an agreement dated February 9, 2004, as amended June 3, 2004. Effective August 9, 2004, the Company changed its name from Olympic Entertainment Group, Inc. to EXAM USA, Inc. Effective March 31, 2006, the Company changed its name to Pachinko World, Inc.

During the three months ended February 28, 2006 and 2005, the Company operated seven (7) stores and six (6) stores, respectively, in Japan, which offer Pachinko (Japanese pinball) gaming entertainment. The Company opened its seventh store in December 2005. The Company receives income from cigarettes, non-alcoholic beverages and sundry items, as well as from two small restaurants which are not considered significant. Japanese law regulates Pachinko gaming and the local police enforce laws. Pachinko gaming is one of the largest business segments in Japan.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern Consideration

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As of February 28, 2006, the Company has a working capital deficit totaling $3,264,929, which raises substantial doubt about the Company’s ability to continue as a going concern in the event it cannot meet its obligations as they become due. Management believes the Company will continue its growth and generate positive cash flows from operations to fund its daily operations and service its obligations as they become due. However, management plans to renegotiate the terms of the debt with banks in the event payments are unable to be made. There are no assurances that management will be successful in its plans. No adjustments have been made to the carrying value of assets or liabilities as a result of the uncertainty.

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

The unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The results of operations for the nine months ended February 28, 2006, are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which revises SFAS No. 123. SFAS No. 123R is effective for annual periods that begin after December 15, 2005 and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This expense will be recognized over the period during which an employee is required to provide services in exchange for the award. Currently, the Company has not granted any outstanding stock options. The adoption of SFAS No. 123R will not have an effect on the consolidated financial statements as no options are outstanding.

In December 2004, the FASB issued SFAS Statement No. 153, “Exchanges of Non-monetary Assets—an amendment of APB Opinion No. 29.” This Statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement will be effective in January 2006. The Company does not expect that the adoption of SFAS No. 153 to have a material impact on its financial statements.

In February 2006, the FASB issued No. 155 “Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140”, which permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, among other items not presently impacting the Company. The Company has does not expect that the adoption of SFAS No. 155 to have a material impact on its financial statements.

NOTE 3 – MARKETABLE SECURITIES

Cost, as adjusted for impairments, and fair market values of marketable securities, accounted for as available-for-sale securities at February 28, 2006 (unaudited) are as follows:

Securities available for sale	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Equity mutual fund – Japan	$18,314	$6,399	$—	$24,713
Common stocks – Japan	1,669,641	94,419	—	1,764,060
Government securities – Japan	337	—	—	337
Total	$1,688,292	$100,818	$—	$1,789,110

NOTE 4 – PROPERTY AND EQUIPMENT

At February 28, 2006 (unaudited), property and equipment consisted of the following:

Land	$3,769,296
Buildings and improvements	28,683,490
Pachinko machines and computer equipment	19,870,742
52,323,528
Less accumulated depreciation	(19,876,120)
$32,447,408

New Store Opening

On December 21, 2005, the Company opened a new store in Okazaki, Aichi, Japan. The Company purchased a portion of the land it will use for $600,787 in November 2005. In addition, the Company entered into a rent agreement for a portion of the land and parking lots. The deposit for the rent agreement was $230,950 and was paid in 2005. Building costs totaled approximately $4,300,000 including costs of asset retirement obligations to return the land in raw condition of $154,470 and capitalized interest of $34,439. Equipment purchases, including equipment accounted for as a capital lease amounted to approximately $3,700,000. The lease is for a period of 96 months and requires monthly lease payments of approximately $21,000.

Impairment and Loss on Sale of Assets

During the nine months ended February 28, 2006 and 2005 (unaudited), the Company retired pachinko and pachislot machines, and certain computer equipment prior to the end of their useful lives resulting in losses of $3,067,735 and $1,240,287, respectively. The impairment was due to under performance of the associated machines. The Company received minimal proceeds from the sale of these machines.

Depreciation

Depreciation expense charged to operations related to property and equipment during the nine months ended February 28, 2006 and 2005 (unaudited) was $5,115,197, and $4,745,055, respectively. Depreciation expenses during the three months ended February 28, 2006 and 2005 (unaudited) was $1,944,764 and $2,062,228 respectively.

NOTE 5 – PREPAID AND OTHER CURRENT ASSETS, DEPOSITS AND OTHER ASSETS, AND ACCRUED LIABILITIES

Prepaid and Other Current Assets

At February 28, 2006 (unaudited), prepaid and other current assets consisted of the following:

Pachinko machine deposits	$273,446
Prepaid expenses	150,670
Deferred income taxes	120,422
Income taxes refund receivable	119,723
Prepaid interest	71,604
Prepaid insurance	69,814
Other	83,945
$889,624

Other Assets

At February 28, 2006 (unaudited), deposits and other assets consisted of the following:

Deposits	$1,119,153
Long-term prepaid expenses	319,939
Long-term time deposits	206,345
Debt issue costs	249,826
Prepaid insurance	132,144
Other	109,970
$2,137,377

Accrued Liabilities

At February 28, 2006 (unaudited), accrued liabilities consisted of the following:

Deferred revenue	$826,823
Salaries and related benefits	402,529
Professional fees	193,404
Payroll taxes payable	92,256
Sales taxes payable	57,965
Other	94,387
Total accrued liabilities – current	$1,667,364

Non-current deferred revenue	135,406
Swap contract obligations	63,721
Total accrued liabilities - non-current	$199,127

NOTE 6 – LONG-TERM DEBT

Long-Term Debt

Long-term debt at February 28, 2006 (unaudited), consisted of the following:

Loans payable to commercial bank, payable monthly in principal and interest installments ranging from $3,525 to $343,909, interest between 2.6%-2.75% per annum, due 2006 through 2015, secured by substantially all of the Company’s assets including the restricted cash and restricted time deposits.	$18,062,162

Loans payable to commercial bank, payable monthly in principal and interest installments ranging from $24,074 to $42,989, interest at 2.275% per annum, due 2006 through 2009, secured by substantially all of the Company’s assets.	2,066,890

Two Loans payable to commercial bank, payable monthly in principal and interest installments at $46,858 and quarterly in principal and interest installments at $107,471, interest at approximately 1.58 % to 2.03% per annum, due 2008 through 2009, unsecured.	3,160,519

Loan payable to commercial bank, payable monthly in principal and interest installments of $30,694, interest at 2.5 % per annum, due 2012, unsecured.	2,364,457

Loans payable to commercial bank, lump sums in August 2006 to February 2007, interest only at 2.5% per annum, secured by substantially all of the Company’s assets including the restricted cash and restricted time deposits.	2,407,360

Bond payable to commercial bank, payable semiannually in principal of $386,897, coupon interest at 0.88% per annum, guarantee fee at 1.075%, due 2006 through 2012, unsecured.	5,158,628

Bond payable to commercial bank, payable semiannually in principal of $193,449, coupon interest at 0.21% per annum, guarantee fee at 0.65%, due 2006 through 2012, unsecured.	2,579,314

Total long-term debt	35,799,330

Less current portion of long-term debt	(10,445,448)

Long-term debt, net of current portion	$25,353,882

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

Bonds Payable

On September 30, 2005, the Company issued a bond payable in the amount of approximately $5,000,000 (¥600,000,000), which bears a coupon rate of 0.88% and guarantee fee at 1.075% per annum and matures on September 28, 2012. In addition, it was required to pay bond issue costs of $132,810. The effective interest rate is 3.20%.

On December 28, 2005, the Company issued a bond payable in the amount of approximately $2,500,000 (¥300,000,000), which bears a coupon rate of 0.21% and guarantee fee at 0.65% per annum and matures on December 28, 2012. In addition, it was required to pay bond issue costs of $135,285. The effective interest rate is 5.61%.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Consulting Agreement

On December 1, 2005, the Company entered into an agreement with a consulting firm. The agreement is to perform a program of investor relations activities on behalf of the Company. The agreement expires on May 1, 2006. The monthly consulting fee is $5,000, plus reimbursement of reasonable expenses.

NOTE 8 – STOCKHOLDERS’ EQUITY

Stock Option Plan

On September 20, 2005, the Board of Directors adopted the 2005 Stock Incentive Plan (the “Plan”). The total number of shares of common stock available under the Plan is 3,000,000, subject to adjustment as provided in the Plan. The exercise price per share shall be fixed by the Plan administrator at a price not less than eighty-five percent (85%) of the fair market value per share of common stock on the option grant date. The Plan terminates in ten (10) years. Options may be fully and immediately vested upon issuance or may vest in one or more installments over the participant’s period of service or upon attainment of specified performance objectives. In no event will options vest less than 20% per year from the date of the option grant or share issuance. No grants of stock options have been made.

NOTE 9 – INCOME TAXES

The Company provides income taxes in Japan using an estimated effective rate of 50%, which are reflected in the accompanying statement of operations. Income tax expenses in the United States of America were not material. Management increased its valuation allowance during the three and nine months ended February 28, 2006, for certain expenses paid in the United States that will not be deductible in Japan. At the present time, management cannot determine if there will be income in the United States to offset such expenses, which will be carried forward as net operating losses. The net operating losses expire in twenty years for United States federal tax purposes and five years for the State of California tax purposes.

NOTE 10 – GAMING OPERATIONS

The Company derives revenue from the operation of pachinko and pachislot games. The Company is subject to annual licensing requirements established by the Prefectural Public Safety Commission. The Company must renew this license yearly to operate. The Company pays sales taxes of 5% of net revenues.

A summary of wagers, less winning patron payouts, for the three months ended February 28, 2006 and 2005 (unaudited) are as follows:

	2006	2005
	(unaudited)	(unaudited)

Total wagers	$62,240,733	$59,563,078
Less - winning patron pay outs	(54,782,904)	(53,633,929)

Gaming revenues	$7,457,829	$5,929,149

A summary of wagers, less winning patron payouts, for the nine months ended February 28, 2006 and 2005 (unaudited), are as follows:

	2006	2005
	(unaudited)	(unaudited)

Total wagers	$163,648,536	$159,598,484
Less - winning patron pay outs	(143,595,818)	(142,052,169)

Gaming revenues	$20,052,718	$17,546,315

NOTE 11 – SUBSEQUENT EVENTS

Corporate Name Change

Effective March 31, 2006, the Company changed its legal name to Pachinko World, Inc.

Consulting Agreement

On March 2, 2006, the Company extended an agreement with a consulting firm. The agreement is for advisory services in connection with certain activities pertaining to investor relations for the Company. The agreement expires on September 2, 2006. The monthly consulting fee is $4,000, plus reimbursement of reasonable expenses.

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

Overview

Through our subsidiaries, we own and operate seven pachinko stores as of February 28, 2006. We opened our seventh store in December 2005, which operates with 640 machines. We operated a total of 3,392 and 2,752 Pachinko and Pachislo machines as of February 28, 2006 and 2005, respectively. We plan to continue to leverage our expertise and capitalize on new development opportunities, and we are expanding our operations in Japan.

Results of Operations

Quarter Ended February 28, 2006 Compared to Quarter Ended February 28, 2005

Operating Revenues and Costs

The Japanese yen has declined in value relative to the United States Dollars (“USD”). The average exchange rates used during 2005 versus 2006, increased from 107.2 to 114.1, a change of 6.4%. Thus the amounts reported in USD were impacted lower by such percentage.

A summary of the gaming revenues for the quarters ended February 28, 2006 and 2005 are as follows:

	2006		2005
	Amount	Percentage	Amount	Percentage
Patron wagers (pay-ins)	$62,240,733	100.0%	$59,563,078	100.0%
Patron payouts	(54,782,904)	(88.0)	(53,633,929)	(90.0)
Gaming revenues	$7,457,829	12.0%	$5,929,149	10.0%

Consistent with the gaming industry, we report our revenues as the net of wagers less payouts. Our gaming revenues for the quarterly period, which ended February 28, 2006, increased by $1,528,680 from 2005 to $7,457,829 in 2006 an increase of 25.8%. Approximately $737,216 was related to the opening of the new store in December 2005 while the existing stores experienced an increase in revenues of $791,464. After excluding such new store effects, our same-store revenues (stores that have been opened for at lease one year) increased by 13.4%, which is largely attributable to the increase at one store located in the Aichi Prefecture. Other revenues, consisting of food, limited beverages and sundry items, decreased by $92,568 to $149,172 or 38.3%.

Our gross wagers increased by $2,677,655 or 4.5%, from the three months ended February 28, 2005 to $62,240,733 for the three months ended February 28, 2006. Our new store which opened in December 2005 contributed to $14,541,010 in patron wagers while the existing store patron wagers decreased by $11,863,355. Our payouts increased by $1,148,975 or 2.1% from the three-months ended February 28, 2005 to $54,782,904 in the three months ended February 28, 2006. Our payouts as a percentage of wagers changed to 88.0.%  in 2006 from 90.0% in 2005, although the new store that opened in December 2005 had a 94.9% pay-out rate that adversely affected the aggregate pay-out rate. Our payouts are higher when we open a new store in order to attract customers.

Cost of Revenues

Costs of revenues as a percentage of total revenues for the quarters ended February 28, 2006 and 2005 are as follows:

	2006	2005
Salaries & Wages	14.0%	18.7%
Depreciation	25.6%	33.4%
Facilities & Other	32.6%	35.2%
Impairment of property and equipment	14.2%	2.9%
Total cost of revenues	86.4%	90.2%

Cost of revenues for the three months ended February 28, 2006 increased by $1,001,936 or 18.0% from $5,566,632 to $6,568,568 compared to the three months ended February 28, 2005. As a percentage of revenues, our costs in the third quarter 2006 decreased to 86.4 % from 90.2% for the same quarter in 2005. Our costs declined in proportion to the revenue due to 1) the increase revenues due to lower payout rates, 2) a decrease in the number of full-time employees included in cost of revenues from 189 at February 28, 2005 versus 155 at February 28, 2006, which caused our salaries and wages to decline and 3) a decrease in facilities costs overall as we attempt to lower our operating costs. Depreciation expense decreased in absolute dollars and as a percentage of revenues due to 1) depreciation expense at one store in Aichi decreased due to impairment charges recorded for that store in the prior year, 2) we have recorded a significant amount of machine impairment charges to properly estimate the economic value of idle/used machines. Machine lives are generally two to three years, depending on technologies, playing habits and customer preference. We are experiencing high turnover of our machines due to the customer preference and habits. Currently, machines are turning over at less than a year, thus we are experiencing higher impairment charges.

Marketing and Advertising Expense

Marketing and advertising expenses decreased by $15,297 from $683,974 for the third quarter in 2005 to $668,677 for the third quarter in 2006. The decrease is attributable to the decrease in spending on store advertising. As a percentage of revenues, we spent 8.8% and 11.1%, for the third quarter in 2006 and 2005, respectively.

General and Administrative Expenses

General and administrative expenses for the third quarter ended February 28, 2006 decreased by $145,013 or 18.5% from $783,309 to $638,296 for the same period ended in 2005. General and administrative expenses for the third quarter ended February 28, 2006 constituted 8.4% of revenues, as compared to 12.7% for the same period ended in 2005. In 2005, we recorded a charge for stock-based compensation for two non-employee directors in the amount of $234,900. The general and administrative expenses in the third quarter increased by $89,887 after excluding such stock-based compensation recorded in February 2005, due to expansion of our operations.

Other Income and Expenses

Interest expense decreased by $48,254 to $269,660 from $317,914 in the third quarter ended February 28, 2006. This decrease is due to the change in exchange rate of 6.4% and favorable interest rates on borrowings under the Company’s credit facility and capital lease financing arrangements. In 2006, we experienced a substantial gain on sales of marketable securities due to the overall strong performance in the Japanese stock market.

Income Taxes

Income taxes benefit in the amount of $17,731 was recorded for the third quarter ended February 28, 2006 as compared to a benefit of $152,436 charged for the same period in the prior year. We have incurred substantial expenses in the United States of America (US) in the anticipation of raising capital in the future. We have no income in the US, thus such expenses result in net operating losses to be carried forward, for which a valuation allowance is deemed required for the related deferred tax assets. The increase in the valuation allowance for deferred tax assets in the US has caused our effective tax rate to be excessively high for the periods presented.

Net Loss

We had net loss for the third quarter ended February 28, 2006 of $17,731 versus a net loss of $152,436 for the same period in 2005. Although we had higher overall expenses due to the new store that opened in December 2005, we increased revenues more in proportion to facilities and we reduced our full-time staff in an effort to save monies. We continue to monitor our operating costs. The management will continue to implement new marketing and sales strategy to increase revenues at all stores while it will closely look at the expenditures to control cost effectiveness of the operation.

Nine Months Ended February 28, 2006 Compared to Nine Months Ended February 28, 2005

Operating Revenues and Costs

A summary of the gaming revenues for the nine months ended February 28, 2006 and 2005 are as follows:

	2006		2005
	Amount	Percentage	Amount	Percentage
Patron wagers (pay-ins)	$163,648,536	100.0%	$159,598,484	100.0%
Patron payouts	(143,595,818)	(87.7)	(142,052,169)	(89.0)
Gaming revenues	$20,052,718	12.3%	$17,546,315	11.0%

Our gaming revenues for the nine-month period increased by $2,506,403 from 2005 to $20,052,718 in 2006, an increase of 14.3%. Approximately $737,216 was related to the opening of the new store in December 2005. After excluding such new store effects, our same-store revenues (stores that have been opened for at lease one year) increased by 10.1%, which is largely attributable to increases at two large existing stores. Other revenues, consisting of food, limited beverages and sundry items, decreased by $132,179 to $399,512 or 24.9%.

Our gross wagers increased by $4,050,052 or 2.5% from the nine-month ended February 28, 2005 to $163,648,536 in the nine-month period ended February 28, 2006. Our new store which opened in December 2005 contributed to $14,541,010 of such increase in wagers. Our payouts increased by $1,543,649 or 1.1% from the nine-month ending February 28, 2005 to $143,595,818 in the nine-month period ended February 28, 2006. Our payouts as a percentage of wagers changed from 89.0% in 2005 to 87.7% in 2006.

Cost of Revenues

Costs of revenues as a percentage of total revenues for the six months ended February 28, 2006 and 2005 are as follows:

	2006	2005
Salaries & Wages	15.4%	16.0%
Depreciation	25.0%	26.3%
Facilities & Other	29.1%	27.5%
Impairment of property and equipment	15.0%	6.9%
Total cost of revenues	84.5%	76.7%

Cost of revenues for nine months ended February 28, 2006 increased by $3,416,632 or 24.6 % from $13,869,170 to $17,285,802 compared to the nine months ended February 28, 2005. As a percentage of revenues, our costs in the nine months ended February 28, 2006 increased to 84.5 % from 76.7% for the same nine-month period in 2005. We opened a new store in December 2005 and incurred additional cost of approximately $1,469,008. Our cost came more in proportion to the revenue due to a less than expected wagers by the customers and a charge of machine impairment expense in the amount of $3,067,735.

Marketing and Advertising Expense

Marketing and advertising expenses increased by $256,657 from $1,379,945 for the nine months ended February 28, 2005 to $1,636,602 for the same period in 2006. The increase is attributable to the new store which opened in December 2005, whereby we spent approximately $222,976 for marketing and advertising expenses. Our primary expenses were related to preparing flyers for delivery in newspapers aimed at general population around the store location region. As a percentage of revenues, we spent 8.0% and 7.6%, in fiscal 2006 and 2005, respectively, which is up primarily due to increase in advertisement, despite revenue increases contributed by the new store opened in December 2005.

General and Administrative Expenses

General and administrative expenses for the nine months ended February 28, 2006 decreased by $407,171 or 16.9% to $1,998,819 from $2,405,990 for the same period ended in 2005. General and administrative expenses for the nine months ended February 28, 2006 constituted 9.8 % of revenues in comparison to 13.3% for the same period ended in 2005. The decrease in general and administrative costs can be attributed primarily to not incurring a charge for stock-based compensation for two non-employee directors in 2005 while such expense in the aggregated total amount of $704,700 was recorded in 2005.

Other Income and Expenses

Interest expense increased by $27,671 to $784,854 in the nine months ended February 28, 2006, from $757,183 for the same period in 2005, an increase of 3.7%. This increase is due to an increase in the Company’s credit facility and capital lease financing arrangements.

Income Taxes

Income taxes expense decreased by $689,480 to $15,423 for the nine months ended February 28, 2006, from $704,903 in for the same period in the prior year. We have incurred expenses in the United States of America and we have no income in the United States. Thus such expenses will result in net operating losses to be carried forward, for which a valuation allowance is deemed required for the related deferred tax assets.

Net Loss

We incurred a net loss for nine-month period ending February 28, 2006 of $703,910 versus net loss of $1,181,747 for the same period in 2005. Although we had higher overall expenses due to the new store opened in December 2005, we increased revenues more in proportion to facilities and we reduced our full-time staff in an effort to save monies. We continue to monitor our operating costs. The management will continue to implement new marketing and sales strategy to increase revenues at all stores while it will closely look at the expenditures to control cost effectiveness of the operation.

Liquidity and Sources of Capital

Cash Flows

During the nine-month periods ended February 28, 2006 and 2005, we generated $7,109,033 and $6,506,793, respectively, of cash flows from operating activities. Our increase in cash generated in 2006 relates primarily to increased depreciation expense, impairment expenses, and accrued liabilities. While, in the prior fiscal year, our cash provided by operating activities were related to increase in depreciation expenses, accounts payable, impairment expenses and shares issued to directors and placement agent as compensation.

During the nine-month period ended February 28, 2006 and 2005, we used cash of $11,974,487 and $12,106,716, respectively on investing activities. We spent approximately $11,061,604 and $11,261,931, respectively, for capital additions. The 2006 expenditures included approximately $4,300,000 to construct a building and approximately $3,700,000 to supply pachinko/pachislo machines and auxiliary equipment. While the 2005 prior fiscal year expenditures included approximately $ 4,000,000 to construct a building and $3,500,000 to supply pachinko/pachislo machines and auxiliary equipment.

During the nine months ended February 28, 2006, we received cash of $8,119,281 from financing activities. During this period, we financed a new store which opened in December 2005 in the amount of $10,445,807 from a bank. In fiscal 2006, we used cash in our financing activities in the amount of $8,119,284. We repaid long-term debt in the amounts of $4,329,157 in the nine months period in 2006 and $4,520,474 for the same period in 2005.

Liquidity

We incurred losses during the nine months ended February 28, 2006 totaling $703,910. We may incur losses during fiscal 2006 due to 1) increased costs to provide infrastructure necessary to operate as a public company, 2) start-up costs incurred with the new store that opened in December 2005 and 3) an increase in pachinko machine impairments. In addition when we open a new store, we increase payouts at that store to attract and retain customers for a period of six months

We have a working capital deficiency as of February 28, 2006 of $3,264,929  We have historically had good relations with our banks, and we believe our obligations will be refinanced in the normal course of business as they become due, based on our historical experience. There are no assurances that the notes will be refinanced when due, or that equity capital will be raised. In the event Pachinko World requires capital, we will provide additional capital to operate in the normal course of business, to the extent we are capable.

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

In connection with its review of the our consolidated financial statements for the year ended May 31, 2005, McKennon, Wilson & Morgan LLP, the Company’s independent accountants, advised management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness, including, inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting matters; failure to perform timely reviews, substantiation and evaluation of certain general ledger account balances; lack of procedures or expertise needed to prepare all required disclosures; and evidence that employees lack the qualifications and training to fulfill their assigned functions. McKennon, Wilson & Morgan LLP indicated that they considered these deficiencies to be a material weakness as that term is defined under standards established by the American Institute of Certified Public Accountants. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal control from reducing to an appropriately low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis. We considered these matters in connection with the quarter-end closing of accounts and preparation of financial statements as and for the quarter ended February 28, 2006 and determined that no prior period financial statements were materially affected by such matters.

In response to the observations made by McKennon, Wilson & Morgan LLP, we have taken and continue to take the steps to remedy the existing material weakness items. They are as follows:

a)                                                   Inadequate staffing and supervision leading to an ineffective control environment which have caused or causes the untimely identification and resolution of certain accounting matters.

We have observed the current staffing needs required to improve the quality of effective control environment and have hired additional staff level employees so that the overall volume of work is completed in a timely manner with improved accuracy and adequate substantiation. The managerial level accounting staff now has adequate time to train the staff level employees, as well as to review the work completed by them. We intend to retain a part-time financial expert to review our filings for compliance with accounting principles generally accepted in the United States (“US GAAP”).

b)                                                  A policies and procedures manual in English manual in English should be completed.

Basic accounting policy and store operation related accounting manual have been prepared in Japanese, as well as in English. The accounting policy and procedure manual is scheduled to be implemented prior to the end of the current fiscal year. Additional policies and procedures will be developed as necessary to further improve the control environment in the next fiscal period.

c)                                                   Management should document all key controls in Japan to prepare for the future audit of these controls and documentation for current compliance with Section 302 and future compliance of Section 404 of the Sarbanes–Oxley Act.

We have created an internal audit department in our organization and hired one staff to monitor and help to develop the improved control environment. We prepared documentation for a limited scope of the accounting area.

As we successfully implement the basic policy and procedure manual, we plan to extend the scope of documentation to the operations area where financial information flows through to our financial statements.

d)                                                  Management should consider hiring an independent accountant to assist in preparing documentation to comply with Section 302 and Section 404 of the Sarbanes-Oxley Act in the future.

We have evaluated the need for hiring such an independent consultant/accountant and determined that we will hire such accountant when we finish the preliminary documentation of our internal control related area so that we can get such accountant involved in the core issues of our own control environment. We plan to complete this step before the end of the 3rd quarter in 2007.

e)                                                   Management does not have a written policy for impairment of property, plant and equipment. Management needs to establish a written policy to periodically review property, plant and equipment to properly account for the property, plant and equipment during each reporting period in accordance with SFAS 144.

Management is working on a written policy for impairment of property and equipment in accordance with SFAS 144. A draft of the policy and procedure is expected before the end of the current fiscal period. We plan to implement the formal policy and procedure in the beginning of the fiscal year starting June 1, 2006.

f)                                                     Management should establish a policy for identifying and recording stock-based compensation. Management is required to evaluate the fair value of options, and shares of common or preferred stock for service rendered to the Company.

Management plans to establish a policy for its stock option plan adopted in November 2005 in accordance with SFAS 128R. We expect to complete the policy and have it implemented on or before May 31, 2006.

g)                                                             Management should consider the adoption of certain US GAAP practices on its financial statements in Japan to reduce the number of adjustments at period-end closings.

Management recognizes the importance of having a complete set of books incorporating certain US GAAP based practices. However, because our subsidiaries in Japan represent almost all of our all business activities and are subject to local accounting as well as tax regulations, it would be a tremendous burden in time, effort and cost to reflect US GAAP practices on their local accounting records. As an alternative, we plan to develop a separate policy and procedure for consolidated financial statement preparation for period–end closing.

We plan to implement such policy and procedure before the end of May 31, 2006.

h)                                                             The Company does not have a policy in place for wire transfer confirmation after the wire has been initiated with the banks. An officer should approve through call back or approval of detail of wire drafts after the initiation of wire transfers.

Management adopted a policy for wire transfer confirmation and its written procedure will be completed before May 31, 2006.

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

None.

ITEM 3.                          DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

By written consent dated as of February 23, 2006, a majority of our shareholders approved an amendment to our Articles of Incorporation to change our name to Pachinko World, Inc. In connection with this written consent we filled a Definitive Information Statement on Schedule 14c that was mailed to our shareholders commencing on March 10, 2006. In accordance with applicable federal securities laws, the name change was effective on March 31, 2006.

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

PACHINKO WORLD, INC.

Dated: April 14, 2006

	By:	/s/ Shinichi Hirabayashi
Shinichi Hirabayashi
President & Chief Executive Officer

/s/ Yoneji Hirabayashi
Yoneji Hirabayashi
Chief Financial Officer
(signed both as an
officer duly authorized to sign on
behalf of the Registrant and principal
financial officer and chief accounting
officer)