Form 10QSB/A
period 2006-02-28
Pachinko World, Inc.
filed 2006-04-20
CIK 934646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

Yes ☐    No ☒.

EXPLANATORY NOTE:    We are filing this Amendment to our Form 10-QSB for the quarter ended February 28, 2006 to correct certain figures reported in our MD&A under “Net Loss” for the three (3) months ended February 28, 2006.

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

Net Loss

We had net loss for the third quarter ended February 28, 2006 of $238,835 versus a net loss of $913,314 for the same period in 2005. Although we had higher overall expenses due to the new store that opened in December 2005, we increased revenues more in proportion to facilities and we reduced our full-time staff in an effort to save monies. We continue to monitor our operating costs. The management will continue to implement new marketing and sales strategy to increase revenues at all stores while it will closely look at the expenditures to control cost effectiveness of the operation.

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

Dated: April 20, 2006

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