Form 10KSB
period 2006-05-31
Pachinko World, Inc.
filed 2006-09-13
CIK 934646

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MAY 31, 2006

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____ TO ______

COMMISSION FILE NUMBER: 000-26442

PACHINKO WORLD, INC.
(Name Of Small Business Issuer In Its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0271810 (I.R.S. Employer Identification No.)

5912 Bolsa Avenue, Suite 108, Huntington Beach, California 92649

(Address Of Principal Executive Offices)

ISSUER’S TELEPHONE NUMBER: (714) 895-7772

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
N/A	N/A

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
COMMON STOCK, PAR VALUE $0.01

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No . ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No . ☒

State issuer’s revenues for its most recent fiscal year: $29,373,466.

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: August 30, 2006,  Common stock, $0.01 par value: $1,518,476.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 20,000,148 Shares as of voting common stock as of August 30, 2006.

DOCUMENTS INCORPORATED BY REFERENCE
None
Transitional Small Business Disclosure Format:    Yes ☐    No . ☒

PACHINKO WORLD, INC.
ANNUAL REPORT ON FORM 10-KSB
FOR THE FISCAL YEAR ENDED MAY 31, 2006

i

PART 1

Forward Looking Statements

This Annual Report on Form 10-KSB of Pachinko World, Inc. (“PWI” or “we”) contains forward-looking statements that are not based on historical facts and are based on current expectations that are subject to various risks and uncertainties, as well as assumptions that, if they do not materialize or prove incorrect, could cause our future results to differ materially from those expressed or implied in such forward looking statements. All statements other than historical facts are statements that are or could be deemed forward-looking statements, including, without limitation any future results of operations, plans or strategies or relating to future economic or industry conditions. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” under Part I, page 8 or that are otherwise described from time to time in our reports filed with the Securities and Exchange Commission after this Annual Report. PWI assumes no obligation to update any forward looking statements to reflect events that occur or circumstances that may arise after the date as of which they are made.

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

On June 3, 2004, we entered into a Stock Exchange Agreement (the “Agreement”) with Exam USA, Inc., a Delaware corporation (“Exam Delaware”), which provided for a tax-free share exchange under Section 368(a)(1)(B) of the Internal Revenue Code. Such transaction was accounted for as a reorganization. Pursuant to the agreement, all of the 10,300 shares of outstanding common stock of Exam Delaware were acquired in exchange for 1,800,000 shares of Olympic Series E Convertible Preferred Stock. The shares of Series E Convertible Preferred Stock were convertible into 18,000,000 shares of our common stock, representing approximately 95% of our outstanding voting power. Effective August 9, 2003, we changed our name to Exam USA, Inc., and on March 30, 2006 we changed our name to Pachinko World, Inc. We have a wholly-owned subsidiary, Exam Co. Ltd, a corporation formed and existing under the laws of Japan. Our subsidiary is an operating entity, which presently owns and runs seven (7) pachinko stores. We also operate two (2) small restaurants one of which includes karaoke entertainment.

At various places in this report, we may make reference to “PWI” or the “company” or “us” or “we.”  When we use those terms, unless the context otherwise requires, we mean Pachinko World, Inc. and its operating subsidiary, Exam Co. Ltd.

We are traded on the NASD Over-the-Counter Bulletin Board under the ticker symbol PCHW.OB.

We also own a 50% equity interest in Daichi Co., Ltd., an entity whose sole business is to procure tobacco products for us. The remaining 50% ownership is held by three (3) of our shareholders and directors as follows:

Yoneji Hirabayashi	10% equity ownership
Shininchi Hirabayashi	20% equity ownership
Akinori Hirabayashi	20% equity ownership

Our domestic headquarters are located in Huntington Beach, California. Our mailing address is 5912 Bolsa Avenue, Suite 108, Huntington Beach, California 92649. Our telephone number is (714) 895-7772. Our Annual Report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and all amendments to those reports filed with or furnished to the SEC are available, free of charge, through our website at www.pachinko-world-inc.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission. The information available from our website is not incorporated into or to be deemed a part of this Form 10-KSB.

Our Pachinko Business

Originally founded in 1956 by Mr. Yoneji Hirabayashi as a dining room to which was later added a hotel, we were first incorporated as Kisorin Inc. in 1969 and renamed “Exam” in 1999. We opened our first pachinko store called “Komaki Jambo Kaikan” in 1973. Pachinko’s popularity has been on the rise since then and we have opened six (6) additional stores to date. Four stores are located in the Aichi prefecture in Mid-Japan and two (2) stores are located in the Tochigi prefecture just north of the Greater Kanto Area in Japan. Seeking to expand our business operations, we have also established one karaoke store. Our stores are strategically located in areas that are convenient and accessible to local residents. Our stores are known by our customers to be clean, attractive and comfortable. Our growth has been driven by the successful addition of new stores and enhancements to the operational efficiency of existing locations. We are led by a seasoned executive management team with decades of experience and accumulated industry knowledge.

Unlike small stores operated by smaller “mom-and-pop” operators, PWI’s facilities are upper scale, featuring a selection of the latest pachinko and pachislo machines at each center.

PWI’s Existing Pachinko Store Statistics
• Average gross wagers per sq. m: $1,780
• Average gross wagers per machine: $67,438
• Average number of machines per store: 485 machines
• Average annual revenue per machine: $8,381
• Average age of stores: 12 years
• Average number of employes per store: 28

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

Ball/Token Redemption

The redemption price of balls or tokens is at a lower price per ball/token than the buy-in price. On average, the buy-in price for pachinko balls is 4 yen per ball while the redemption rate ranges from 2.75 to 3.75 yen per ball among some of our main competitors. Our redemption rate is about 3.45 yen per ball for our established stores. Our competitors’ rates allow their stores to profit while giving their players a typical payout ratio of between 120% and 130%, which gives the player the feeling that he or she has had a winning session. As a result, the store’s net revenues on total gross wagers are determined by a combination of the hold percentages set on the machines and the ball/token redemption ratio. As in Western style casinos, a “looser” machine (one with a lower hold percentage) will increase the amount of time that a player will play without losing all of his or her investment, and result in a lower player velocity for the casino. In order to remain profitable under such a scenario, the store must modify its ball/token redemption ratio to offset the low hold percentage on the machines. Smaller stores typically employ this business model. In contrast, better established, dominant properties with significant customer traffic offer the player higher redemption rates on “tighter” machines (higher hold percentages). Under this configuration, player velocity is increased as players either lose more quickly or increase their level of wagers in order to fill the same amount of playing time. Adjusting this all-important mix correctly is of critical importance in maximizing profitability and is the hallmark of an experienced operator. The advancements in IT infrastructure for pachinko operations allow pachinko operators to monitor the profitability of each machine in accurate detail and in real-time.

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

The tri-party transaction is explicitly designed and regulated to be in compliance with Japan’s Law Concerning Regulation and Rationalization of Businesses Affecting Public Morals. Insofar as the store operator has no contractual relationship with the prize buyer, and is economically and legally indifferent to the buyer’s business activities, the store operator is effectively removed from two (2) of the three (3) prize exchange transactions and the store operator is involved only in the purchase of special prize inventory from the prize wholesaler. Thus, given the form of the prize exchange system and assuming the independence of the three (3) parties, as both a legal and economic matter, the tri-party transaction has been designed by the industry and the regulators specifically to preclude a violation of the law.

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

•
The Japanese pachinko industry represents over one-third of all spending on entertainment making it one of the largest in international gaming markets and one of the largest sectors of the Japanese economy. (Source: Japanese Ministry of Economy, Trade and Industry)

•
Pachinko is enjoyed by a growing number of women, who currently represent over 20% of all players. On average, women frequent pachinko stores three (3) times a week and spend 29,000 yen per visit, about 2,000 yen more than men. (Source: Tokyo-based Yano Research Institute Ltd.)

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

Pachinko Operator Landscape

The Japanese pachinko industry is highly fragmented, with an estimated 6,100 operators and 16,100 stores housing an aggregate 4.9 million pachinko and pachislo machines throughout the country. The largest operator is Dynam Co., Ltd., which has approximately 240 stores throughout Japan, with the next largest operator being Maruhan Co., Ltd., which has 165 stores. Smaller stores average 100 to 200 machines while larger stores, such as three (3) of the stores belonging to PWI, have 500 or more machines. The pachinko industry has been revolutionized over the last several years with enhancements to pachinko and pachislo machines and information technology that allow operators to capture comprehensive, real-time data on the performance and usage of each individual machine. Pachinko machines have largely been converted to a digital format that features a digital slot machine-like screen in the background that enhances the playing experience and winnings potential for the customer. These enhancements to machines and IT infrastructure have increased the capital expenditures required to establish and maintain a modern pachinko facility. As a result, the yet highly fragmented pachinko industry is experiencing a consolidation trend as smaller stores, who lack the financial resources to make such enhancements, are being put out of business by larger competitors, such as PWI, with greater financial, staff and other necessary resources and operational experience.

Regulatory Matters

The criminal law of Japan essentially prohibits gambling organized by private entities. However, pachinko is considered part of the leisure industry, which is exempt from the prohibition against gambling. Pachinko is regulated by the Japanese National Police Agency (“NPA”), through the prefectural police departments, which has taken the stance that pachinko is not gambling but simply a “reasonably speculative form of pastime.” Pachinko regulations fall under the Entertainment Establishment Control Law and the ministerial ordinances and regulations thereunder. Customers must be at least eighteen (18) years of age. Pachinko stores are open seven (7) days a week; however, they are not permitted to operate between the hours of 11 p.m. and 9 a.m. Also, customers are forbidden from taking pachinko balls from the stores and therefore ‘rent’ the balls with which they play.

Most important of the regulations is the law forbidding pachinko stores from giving cash or securities as a prize or repurchasing prizes for cash or securities. In addition, there exist a number of other regulations such as requirements regarding qualifications to obtain pachinko store operating licenses, machine designs and payout ratios and regulations pertaining to the pachinko store facilities themselves. Although law in Japan prohibits casino gambling, a statutory system of laws has been established that allows pachinko operators to provide gaming services to its customers. (See “The Tri-party Transaction” above)

In previous years, questionable business practices, tax evasion, and crime associated with the electronic gaming industry gave the industry a negative public image. However, over the last fifteen (15) years, the growing magnitude and importance of pachinko to the Japanese economy spurred the government and industry associations to step in to establish strict regulations, remove criminal elements and improve the public image of the pachinko industry. The regulation effort has been highly successful and has been one of  the principal catalysts for the growth of large operators in the industry as well as the involvement of major companies from such traditional industries as trading, supermarkets and railroads. In addition, foreign corporations and investors have taken interest in Japanese pachinko operations due to the profitability and financial stability of their operations. For instance, in 2001, BS Group, a UK corporation, purchased a stake in a leading pachinko operator, Tokyo Plaza, who runs about twenty (20) stores in Japan, and established its own pachinko stores in the United Kingdom. Due to the success of these reform efforts during the last two (2) decades, the Japanese pachinko industry has evolved to become an integral part of the entertainment sector of the Japanese economy and an important contributor to the Japanese economy.

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

Regulatory Bodies Overseeing the Japanese Pachinko Industry

Regulatory Body	Regulatory Function performed
National Public Safety Commission (NPSC)& Prefectural Governments	Granting licenses and permits required to operate pachinko stores

The NPSC regulations contain technical standards for pachinko games. These standards describe attributes of a pachinko game that are deemed to stir up the gambling spirit. Thus, they define the outer limits for how pachinko machines may legally operate.

Supervises the National Police Agency (NPA) which implements the policies set by the NPSC and oversees the prefectural police agencies
Prefectural Public Safety Commission (PSC)	Hearing disciplinary actions against licensees and taking action against the licensees by revoking the license or suspending the pachinko license for up to six months
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

Our Employees and Consultants

As of May 31, 2006, we had 59 full-time employees and 136 part-time employees. Our employees are not represented by a collective bargaining organization. We believe our relationship with our employees is good.

Risk Factors

Our industry is subject to intense competition from a number of other store operators.

There are a total of approximately 16,100 pachinko stores in Japan, which are run by approximately 6,100 operators. We have several established competitors in each of our current and target geographic markets. Some of these competitors have comparable or greater financial and other resources than we do and, therefore, they may be better able to attract customers by updating their stores and pachinko machines, and through increased marketing efforts.

Changes in the government regulations pertaining to the gaming and pachinko industries could adversely affect our business.

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

Our expansion plans to open additional stores will require substantial capital commitments and outlays to acquire land rights, construct new buildings, purchase machines and related equipment, hire operational personnel and procure other resources associated with establishing new pachinko stores. We have received most of our financing to date from paid in capital from founders and existing shareholders, bank loans and cash flow from the operation of our existing business. As we expand, our capital requirements will increase. If for any reason we are unable to meet ours capital requirements, we will be unable to attain our expansion plans, which could adversely affect our ability to compete and our financial results.

We need to enhance our internal controls in order in ensure the accuracy of our financial reporting.

Our auditors have advised us of certain significant internal control deficiencies that they consider to be, in the aggregate, a material weakness, including: inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting matters; failure to perform timely reviews, substantiation and evaluation of certain general ledger account balances; lack of procedures or expertise needed to prepare all required disclosures; and evidence that employees lack the qualifications and training to fulfill their assigned functions. Our auditors indicated that they considered these deficiencies to be a material weakness as that term is defined under standards established by the American Institute of Certified Public Accountants. We considered these matters in connection with the year-end closing of accounts and preparation of financial statements as and for the year ended May 31, 2005 and determined that such matters did not materially affect any prior period financial statements.

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

We have a working capital deficit and successive years of losses which raises doubts about our ability to continue as a going concern.

At May 31, 2006 we had a working capital deficit of approximately $4,200,000. In addition, we have incurred net losses in each of our last two fiscal years. The report of our Independent Registered Public Accountants for the year ended May 31, 2006, includes an explanatory paragraph to their audit opinion stating that our working capital deficiency raises substantial doubt about our ability to continue as a going concern. While management has implemented a series of cost reduction measures to reduce costs, there can be no assurance that our plans will be sufficient to enable us to sustain our operations without raising additional debt or equity financing, which we may not be able to do on terms favorable to us or at all.

An active trading market may not develop for our common stock, which would make it difficult for shareholders to sell their shares of our stock.

Our shares of common stock are publicly quoted on the NASD over-the-counter bulletin board system. Securities listed on the OTC bulletin board generally have less trading volume and institutional market support and therefore may be susceptible to greater fluctuations in price and have a lower degree of liquidity than shares listed on a larger exchange, such as the NASDAQ or NYSE. Ownership of our common stock is highly concentrated and the daily trading volume does not yet provide significant liquidity. Trading may be difficult due to the limited public float, narrow base of shareholders and the lack of an institutional market maker to provide liquidity and pricing support for the Company’s stock.

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

Our common stock may experience extreme price and volume fluctuations.

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

During the fiscal year ended May 31, 2005, our operating subsidiary in Japan leased its head office from two (2) individuals under separate leases, one of whom is Mr. Yoneji Hirabayashi. Pursuant to the lease Mr. Hirabayashi was paid $1,402. per month. The lease expired in fiscal year 2005.

With respect to our 7 pachinko stores, we own the buildings; and land upon which they are built is a combination of owned and leased. The following is a summary of our pachinko store locations:

	J’s Club	Inuyama	K’sClub	Kaminokawa	Jimokuji	Oyama	Okazaki
Opening date	1973	1974	1996	2001	2003	2005	2006
Address	426-1 Jisaimae, Komakibarashinden Komaki-shi, Aichi-Ken	1300-1 Maekawada, Uenoada, Inuyama, Aichi-ken	8 Kogita, Oguchi-cho, Niwa-gun, Aichi-ken	2542-4 Kitahara, Kaminokawa-cho, Kawachi-gun, Tochigi-ken	Aichi-ken36-2 Chanokida Jinmokaza Jimokujicho Ooaza Amagun Aichi-ken	297-1 Senoazuka Oyamashi Tochigi-Ken	57 Hashime-cho A29 Okoyanishii Okazaki City Aichi Prefecture
Land status	Leased	Leased and owned	Leased and owned	Leased	Leased	Leased	Leased and owned
Building status	Owned	Owned	Owned	Owned	Owned	Owned	Owned
Parking lot status	Leased	Leased	Leased	Leased	Leased	Leased	Leased
Size (sq. m)	2,501	7,700	10,712	18,481	18,182	Leased	10,897
Parking Spaces	230	250	400	620	640	430	520
No. Machines (pachinko / pachislo)	224/84	278/100	252/106	336/252	400/240	280/200	400/240

We lease the land and parking lots for each store identified above pursuant to numerous leases, most of which are not in writing and do not have a specified term. The aggregate of the monthly payments under all leases for each store is as follows: J’s Club is $14,955; Shop Inuyama is $14,389; K’s Club is $4,804; Kamikawa is $28,338; Jimokuji is $57,749; Oyama is $19,827; and Okazaki is $34,381. The leases for Okazaki, which commenced in December 2005, are for a period of twenty (20) years.

The land that we own, together with all of our buildings, serve as collateral for two loans from Gifu Shinyo Kinko Bank and Nagoya Bank. As of May 31, 2006, the outstanding principal balance of each loan was approximately $16,886,000 and $1,860,000, respectively. The loan from Gifu Shinyo Kinko is comprised of several advances bearing interest at rates ranging from 2.6% to 2.75% per annum, and with maturity dates from May 2007 to beyond May 2011. The loan from Nagoya Bank is comprised of several advances all bearing interest at the rate of 2.275% per annum, and with maturity dates ranging from May 2007 to May 2010.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND OTHER STOCKHOLDER MATTERS

Market Price

Our common stock is traded on the NASD Electronic Bulletin Board over-the-counter market, and is quoted under the symbol PCHW. The table below gives the range of high and low bid prices of our common stock for the fiscal years ended May 31, 2006 and May 31, 2005 based on information provided by the OTC Bulletin Board. Such over-the-counter market quotations reflect inter-dealer prices, without mark-up, mark-down or commissions and may not necessarily represent actual transactions or a liquid trading market. The following prices have been adjusted to reflect our 15 to 1 reverse stock split which was effective June 11, 2004.

May 31, 2006:	High	Low
1st Quarter	$0.48	$0.25
2nd Quarter	$0.39	$0.20
3rd Quarter	$0.70	$0.20
4th Quarter	$0.70	$0.15

May 31, 2005:	High	Low
1st Quarter	$3.50	$0.07
2nd Quarter	$2.50	$0.51
3rd Quarter	$0.95	$0.25
4th Quarter	$0.39	$0.19

When the trading price of our common stock is below $5.00 per share, our common stock is considered to be “penny stocks” that are subject to rules promulgated by the Securities and Exchange Commission (Rule 15-1 through 15g-9) under the Securities Exchange Act of 1934. These rules impose significant requirements on brokers under these circumstances, including: (a) delivering to customers the Commission’s standardized risk disclosure document; (b) providing customers with current bid and ask prices; (c) disclosing to customers the brokers-dealer’s and sales representative's compensation; and (d) providing to customers monthly account statements.

The number of shareholders of record of our common stock as of August 25, 2006 was 142.

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

Common Stock

Our Articles of Incorporation authorize 100,000,000 shares of common stock, $0.01 par value per share. As of August 25, 2006, we had 20,000,148 shares of common stock issued and outstanding that were held by approximately 142 stockholders of record.

Options

On September 20, 2005, our Board of Directors adopted the 2005 Stock Incentive Plan (the “Plan”). The total number of shares of common stock available under the Plan shall be 3,000,000, subject to adjustment as provided in the Plan. The exercise price per share shall be fixed by the Plan administrator at a price not less than 85% of the fair market value per share of common stock on the option grant date. The Plan terminates in ten (10) years. Options may be fully and immediately vested upon issuance or may vest in one (1) or more installments over the participant’s period of service or upon attainment of specified performance objectives. In no event will options vest less than 20% per year from the date of the option grant or share issuance. No grants of stock options have been made.

Registrar and Transfer Agent

Our registrar and transfer agent is Interwest Transfer Co., Inc., 1981 Murray Road, Suite 100, Halliday, Utah 84117-5148; telephone (801) 272-9294.

Dividend Policy

We have not adopted any policy regarding the payment of dividends on our common stock. We do not intend to pay any cash dividends on our common stock in the foreseeable future. We intend to invest all of our cash resources in developing our business.

Recent Sales of Unregistered Securities

None.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This annual report includes forward-looking statements made based on current management expectations. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed. Factors that could cause future results to differ from PWI’s expectations include the factors described under Risk Factors beginning on page 7 or that are otherwise described from time to time in our reports filed with the Securities Exchange Commission after this Annual Report. We assume no obligation to update any forward looking statements to reflect events that occur or circumstances that arise after the date as of which they are made.

Overview

Through our subsidiaries, we own and operate seven pachinko stores, which is our primary operating business. We opened our seventh store in December 2005, which is a large size store with 640 machines. We operate a total of 3,392 Pachinko and Pachislo machines. We plan to leverage our expertise and capitalize on new development opportunities, and we are expanding our operations in Japan. Our revenue base has grown consistently in the past three years and, by streamlining organization with cost savings, as well as adopting new marketing strategies, we are able to improve our net profitability. Overall performance improvement is attributable to having the larger, up-to-date design of our newer Kaminokawa, Jimokuji, Oyama and Okazaki locations, which opened at the rate of one store per year during each of the past four years. Oyama suffered higher than expected losses in the first 12 months after opening due to competition with a store run by a larger pachinko chain . We have reversed this trend and Oyama is now generating profitable operations. We recognized net income in the fourth quarter of fiscal 2006 of $594,735 and we expect to enjoy a positive net income during the first quarter of the 2007 fiscal year while we investigate another store opening opportunity late in the 2007 fiscal year.

We have three older stores, which have suffered declining wagers and revenues. These stores will require remodeling, closing or alternative use.

Results of Operations

Year Ended May 31, 2006 Compared to Year Ended May 31, 2005

Operating Revenues and Costs

A summary of the gaming revenues for the years ended May 31, 2006 and 2005 are as follows:

	2006		2005
	Amount	Percentage	Amount	Percentage
Patron wagers (pay-ins)	$ 228,749,971	100.0%	$ 219,425,163	100.0%
Patron payouts	(200,321,143)	(87.6)	(194,575,733)	(88.7)
Gaming revenues	28,428,828	12.4%	$ 24,849,430	11.3%

Consistent with the gaming industry, we report our revenues as the net of wagers less payouts. Our gaming revenues increased by $3,579,398 from 2005 to $28,428,828 in 2006, an increase of 14.4%. Approximately $2,525,227 was related to the opening of the new store in December 2005. After excluding such new store effects, our same-store revenues (stores that have been opened for at least one year) increased by $1,054,171 or 4.2%, which is largely attributable to increases at our Jimokuji store which we opened in December 2003 and which operates 640 machines. Other revenues, consisting of food, limited beverages and sundry items, increased by $186,920 to $944,638 or 24.7% due to new vending machine contract and general increase in the number of customers.

Our gross wagers increased $9,324,808 or 4.2% from fiscal 2005 to $228,749,971 in fiscal 2006. Our new store which opened in December 2005 contributed to $32,882,340 of such increase in wagers. Other than our Jimokugi store, wagers were down at all stores in fiscal 2006 vesus fiscal 2005 for various reasons. Our payouts increased by $5,745,410 or 3.0 % from fiscal 2005 to $200,321,143 in fiscal 2006. Our payouts as a percentage of wagers decreased from 88.7% to 87.6%. For the new store that opened in December 2005, we paid out 92.3% of wagers to attract new customers through May 31, 2006; the other stores had an aggregate payout rate of 86.8%. We generally increase our payouts for six (6) months after opening a new store, following which time we decrease payouts to customers to our normal rates. All stores realized a lower payout ratio from the prior year period. The payout ratio at our older stores was as low as 80.5% for 2006. We lowered payouts across all stores in fiscal 2006 versus fiscal 2005 to improve our results of operations.

Cost of Revenues

Costs of revenues as a percentage of total revenues for the years ended May 31, 2006 and 2005 are as follows:

	2006	2005
Salaries and wages	15.0%	15.8%
Depreciation	26.1%	27.4%
Facilities and other	26.3%	26.8%
Impairment of property and equipment	11.7%	16.7%
Total cost of revenues	79.1%	86.7%

Cost of revenues for 2006 increased by $1,036,636 or 46.7% from $22,192,770 to $23,229,406 compared to the year ended May 31, 2005. As a percentage of revenues, our costs in 2006 decreased to 79.1% from 86.7% in 2005. Overall cost to revenues decreased. Although we did incur higher costs due to the new store which opened in December 2005 and the full-year operations of the store opened in December 2004, we did not have any major impairment involving one of the stores in 2005. In fiscal 2005, we impaired J’s store totaling $2,213,312. We also implemented a new procurement policy for pachinko machines and slot machines to enable us to purchase the machines at lower cost, as well as procure used or less expensive machines. Depreciation expense is accelerated in the year of acquisition for machines acquired. Facility costs include certain start-up costs consisting of supplies, pachinko balls and signage associated with the new store opening in December 2005, which exceeded $600,000.

We evaluate our long-term assets to be held and used for impairment when events or changes in economic circumstances indicate the carrying amount of such assets may not be recoverable. In 2006, we did not have an impairment of buildings and improvements, because our estimates of future undiscounted cash flows are sufficient to recover the carrying values of long-lived assets.

The total impairment expense recorded at the 2006 year-end was approximately $3,430,844, and relates to pachinko and Pachislo machines, because these machines did not reach their depreciable lives of two to three years. We disposed of more machines in 2006 than 2005 due to a prospective industry regulatory change effective June 1, 2006, which causes us to use the pachislot machines with different specification while the regulatory agency no longer allows us to extend the period of use of the existing machines. We are implementing certain strategies, such as store machine mix at each store and establishing variety corners by using lower cost pachinko machines to reduce the cost of machines throughout the fiscal 2007.

Marketing and Advertising Expenses

Marketing and advertising expenses increased by $329,254 from $1,987,605 in 2005 to $2,316,859 in 2006. The increase is attributable to the new store which opened in December 2005. As a percentage of revenues, we spent 7.9% and 7.8%, in fiscal 2006 and 2005, respectively. We primarily use flyers through local newspapers to reach area customers. Advertising continues to be an important element to attracting customers.

General and Administrative Expenses

General and administrative expenses for the year ended May 31, 2006 decreased by $707,493, or 21.1% from $3,352,754 in 2005 to $2,645,261 in 2006. General and administrative expenses for 2006 constituted 8.7% of revenues in comparison to 13.1% for 2005. The decrease in general and administrative expenses is primarily related to stock-based compensation to two directors in fiscal 2005 totaling $943,693. We continue to monitor our administrative expenses carefully.

Other Income and Expenses

Interest expense increased by $216,457 to $1,248,062 in 2006, from $1,031,605 in 2005, an increase of 21.0%. This increase is due to the issuance of debt and capital lease financing arrangements, net of repayments, of $6,091,385.

Income Taxes

Income taxes expense increased by $930,860 to $618,299 for the year ended May 31, 2006, from a benefit of $(312,561) in the prior year. We have incurred expenses in the United States of America totaling approximately $2,322,441 in 2005 and $1,074,641 in 2006. We have no income in the United States, thus such expenses will result in net operating losses to be carried forward, for which a valuation allowance is deemed required for the related deferred tax assets. The federal income tax rate in Japan is 30% and the state and local taxes, net of federal benefit, is 13.3%. We increased our valuation allowance by $332,813 in 2006 for certain expenses paid in the United States that will not be deductible in Japan. We currently do not expect to use such deferred tax asset to offset by generating income in the United States. In 2006 we adjusted US stock based compensation related valuation allowance, since we did not take such deduction for income tax reporting purposes.

Net Loss

We incurred a net loss for fiscal 2006 of $109,175 versus net loss of $2,761,030 in fiscal 2005. Although we have opened our seventh store with 640 machines, which caused to increase regular operational costs and expenses related to depreciation, store start-up costs, we did not incur stock-based compensation expenses related to the reverse merger of $1,303,693 and one store impairment charge in fiscal year 2005 totaling $2,213,312. We have implemented certain strategies to improve profitability in the fourth quarter, which is continuing into the first quarter of fiscal 2007.

Liquidity and Sources of Capital

Cash Flows

During the years ended May 31, 2006 and 2005, we generated $11,081,923 and $10,378,208, respectively, of cash flows from operating activities. Our cash provided by operating activities in fiscal 2006 and 2005, included non-cash depreciation and impairment losses of $11,193,641 and $11,366,611, respectively. Our increase in cash generated in 2006 relates primarily to revenue increases in our three largest stores. During the years ended May 31, 2006 and 2005, we used cash of $15,045,547 and $14,612,408, respectively on investing activities. We spent approximately $13,777,002 and $13,385,503, respectively, for capital additions (including $1,916,221and $1,793,527, respectively, for capital leases). The 2006 expenditures included $4,229,838 to construct a building, $1,988,232 to supply 640 new machines, and $2,399,838 for computer systems and equipment at the new store which opened in December 2005. in fiscal 2005, we incurred $3,809,352to construct a building, $2,339,474 to supply 480 new machines, and $1,776,775 for computer systems and equipment at the new store which opened in December 2004. During the fiscal year ended May 31, 2006, we financed a new store and expansion in the aggregated amount of $12,829,075 from two banks. In fiscal 2006, we used cash in our financing activities in the amount of $5,661,562. We repaid notes payable and long-term debt in the amounts of $6,091,385.

Liquidity

During the years ended May 31, 2006 and 2005, we have experienced net losses totaling $109,175 and $2,761,030, respectively, which includes non-cash impairments of store assets of $3,430,844 and $4,273,178, respectively. As of May 31, 2006, the Company has a working capital deficit totaling $4,494,825. We had one obligation with a bank that requires us to reduce the principal balance in 2006 by approximately $3.6 million. We have good relations with our banks in Japan and we have implemented a series of coat reduction measures to reduce controllable expenses in our operations. By implementing such measurres through the fiscal year, we have generated net income of approximately $595,000 in the fourth quarter of fiscal 2006. We believe PWI will continue its growth and generate positive cash flows from operations to fund its daily operations and service its debt obligations. There are no assurances that we will be successful in our plans. No adjustments have been made to the carrying value of assets or liabilities as a result of the uncertainty about obtaining cash required to pay obligations as they become due. Our independent registered public accounting firm has included an explanatory paragraph in their report regarding substantial doubt about our ability to continue as a going concern because of these matters as required by auditing standards generally accepted in the United States of America.

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

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the bases used for financial reporting and income tax reporting of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We have provided a valuation allowance at May 31, 2006 because we feel that certain deferred tax assets generated in the United States will not be recovered from future operations. Since we are not able to deduct any net operating loss realized or recognized in the U.S.A, our effective tax rate becomes much higher than the actual tax rate under generally accepted accounting principles in the United States.

Foreign Currency

Our functional currency of EXAM and Daichi Co., Ltd. is the Japanese Yen. Our financial statements of EXAM and Daichi Co., Ltd. are translated into United States Dollars at year-end exchange rates for assets and liabilities, and weighted-average exchange rate for revenues and expenses. The resulting translation adjustments are recorded as a component of other comprehensive income reflected on the consolidated statements of income and comprehensive income (loss) and the consolidated statements of shareholders’ equity. Transaction gains and losses, if any, in foreign currencies are reflected in operations. The year-end exchange rate was ¥112.17 yen to 1US dollar and the average rate was ¥114.46 to 1US dollar yen for fiscal 2006; the year-end exchange rate was ¥108.00 yen to 1US dollar and the average rate was ¥106.99 to 1US dollar for 2005. Even when we experience increase or decrease in our financial operational results, the results in US dollar may not reflect the correlational results due to fluctuation of the currency rate in the market.

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements of Pachinko World, Inc.,  for its fiscal year ended May 31, 2006 are provided with this Form 10-KSB and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

During the two (2) fiscal years ended December 31, 2003 and 2002 and the subsequent interim periods through September 2, 2004, there were no disagreements between us and either Malone & Bailey (as to the fiscal year ended December 31, 2003 and the subsequent interim periods through September 2, 2004) or Scheifley & Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Malone & Bailey’s or Scheifley’s satisfaction, would have caused either of them to make reference to the subject matter of the disagreement in connection with their respective reports on our financial statements for such years; respectively, and there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

In addition, during the two (2) fiscal years ended December 31, 2003 and 2002 and the subsequent interim periods through September 2, 2004, we did not consult with McKennon, Wilson & Morgan, LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

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

In connection with its review of the our consolidated financial statements for the year ended May 31, 2005, McKennon, Wilson & Morgan LLP, the Company’s independent accountants, advised management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness, including, inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting matters; failure to perform timely reviews, substantiation and evaluation of certain general ledger account balances; lack of procedures or expertise needed to prepare all required disclosures; and evidence that employees lack the qualifications and training to fulfill their assigned functions.  McKennon, Wilson & Morgan LLP indicated that they considered these deficiencies to be a material weakness as that term is defined under standards established by the American Institute of Certified Public Accountants. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal control from reducing to an appropriately low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis. We considered these matters in connection with the year-end closing of accounts and preparation of financial statements as and for the year ended May 31, 2006 and determined that no prior period financial statements were materially affected by such matters.

In response to the observations made by McKennon, Wilson & Morgan LLP, we have taken and continue to take the steps to remedy the existing material weakness items. They are as follows:

a)	Inadequate staffing and supervision leading to an ineffective control environment which have caused or causes the untimely identification and resolution of certain accounting matters.

We have observed the current staffing needs to improve the quality of effective control environment and hired additional staff level employees so that the overall volume of work assignment is completed on a timely manner with improved accuracy and adequate substantiation. The managerial level accounting staff is now able to have adequate time to train the staff level employees, as well as to review the work completed by them. We intend to retain a part-time financial expert to review our filings for compliance with accounting principles generally accepted in the United States (“US GAAP”) by the next fiscal year.

b)	A policies and procedures manual in English manual in English should be completed.

Basic accounting policy and store operation related accounting manuals have been prepared in Japanese, as well as in English. We recently completed and implemented policies for material accounting areas. We continue to improve work flow and intend to continue to update and modify such procedures and manuals. Once completed, an English version will be prepared. Additional policies and procedures will be developed as necessary to further improve the control environment in the next fiscal period.

c)
Management should document all key controls in Japan to prepare for the future audit of these controls and documentation for current compliance with Section 302 and future compliance of Section 404 of the Sarbanes-Oxley Act.

We have created an internal audit department in our organization and hired one staff to monitor and help to develop the improved control environment. We prepared documentation in a limited scope for the accounting area. We are currently planning the procedures for our investigation of the operation of controls at the store level. We expect the investigation to take several months to complete.

d)	Management should consider hiring an independent accountant to assist in preparing documentation to comply with Section 302 and Section 404 of the Sarbanes-Oxley Act in the future.

We have evaluated the need to hire such an independent consultant/accountant and determined that we will hire such accountant when we finish the preliminary documentation of our internal control related area so that such accountant may focus on more core issues of our control environment. We plan to complete this step before the end of 3rd quarter in 2007.

e)
Management does not have a written policy for impairment of property, plant and equipment. Management needs to establish a written policy to periodically review property, plant and equipment to properly account for the property, plant and equipment during each reporting period in accordance with SFAS 144.

Management is working on a written policy on impairment in connection with the property and equipment in accordance with SFAS 144. Draft policy and procedure is expected before the end of the current fiscal period. We plan to implement the formal policy and procedure in the during the fiscal year starting June 1, 2006.

f)
Management should establish a policy for identifying and recording stock-based compensation. Management is required to evaluate the fair value of options, and shares of common or preferred stock for service rendered to the Company.

Management plans to establish a policy in accordance with the stock option plans adopted in November 2005 in accordance with SFAS 128R. While we initially expected to complete and implement the policy on or before May 31, 2006, since we have yet to grant stock options, the policy has not been implemented. We expect to implement such policy during the fiscal year in which we first grant stock options.

g)	Management should consider the adoption of certain US GAAP practices on its financial statements in Japan to reduce the number of adjustments at period-end closings.

Management recognizes the importance of having a complete set of books with US GAAP based practices. However, our operating subsidiaries operating in Japan are subject to local accounting as well as tax regulations. It would be a tremendous burden in time, effort and cost to apply US GAAP practices on their local accounting records. In the alternative, we plan to develop a separate policy and procedure for consolidated financial statement preparation for period-end closing.

As of May 31, 2006, such policy and procedure had not yet been fully implemented. We expect such implementation to occur during the fiscal year ended May 31, 2007.

h)	The Company does not have a policy in place for wire transfer confirmation after the wire has been initiated with the banks. An officer should approve through call back or approval of detail of wire drafts after the initiation of wire transfers.

Management adopted the policy of the wire transfer confirmation and its written procedure will be completed before the end of the next fiscal year.

We will proceed more expeditiously with our existing plan to enhance our internal controls and procedures, which we believe addresses each of the matters raised by, McKennon, Wilson & Morgan LLP.

Changes in Internal Controls

We have noted above the changes that occurred during this fiscal year. We are continuing to establish written policies and procedures over internal controls of accounting and financial reporting. We also need to incorporate preparation of an annual budget and report budget-to-actual analyses on an annual and quarterly basis.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

Our executive officers and directors are as follows:

Name (1)(2)	Age	Position
Yoneji Hirabayashi	75	Chief Financial Officer and Director
Shinichi Hirabayashi	45	Chief Executive Officer and Director
Akinori Hirabayashi	43	Chief Operating Officer and Director
Haruo Miyano	64	Secretary and Director

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

Akinori Hirabayashi. Mr. Akinori Hirabayashi is the son of Mr. Yoneji Hirabayashi. Mr. Akinori Hirabayashi is the Vice President of Exam, Inc. Mr. Hirabayashi became a Director of one of Exam, Inc.’s Pachinko stores in 1985. He has served in his current capacity since 1999. Since then, he has directly overseen four (4) Karaoke stores, with the most recent one being assigned to him in 2001 (Exam Kamikawa Branch). He graduated from Nagoya University where he majored in Mathematics.

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

Section 16 Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class   of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership   of Securities) and 5  (Annual Statement   of Beneficial Ownership of Securities).  Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to us, or written representations that no reports were required, we believe that for the fiscal year ended May 31, 2006 beneficial owners complied with Section 16(a) filing requirements.

Code of Business Conduct and Ethics

Our Board of Directors has approved a Code of Business Conduct and Ethics, which applies to all of our employees, directors and officers, including our principal executive officer, principal financial officer, principal accounting officer and controller.  The Code of Business Conduct and Ethics addresses such topics as protection and proper use of our assets, compliance with applicable laws and regulations, accuracy and preservation of records, accounting and financial reporting, conflicts of interest and insider trading.  The Code of Business Conduct and Ethics is available free of charge to any shareholder who sends a request for a paper copy to Pachinko World, Inc., 5912 Bolsa Avenue, Suite 108, Huntington Beach, California 92649.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the total cash compensation, paid to or earned during each of our last three (3) fiscal years by (i) our Chief Executive Officer and (ii) our two (2) most highly compensated executive officers whose salary and bonus exceeded $100,000 for the fiscal year ended May 31, 2005 (collectively referred to herein as the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name & Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)(1)	Other Annual Compensation ($)(2)	Restricted Stock Awards ($)	Securities Underlying Options SARS (#)	L/TIP Payouts ($)	All Other Compensation ($)(3)

Shinichi Hirabayashi	5/31/2006	$437,096	$34,967	0	0	0	0	0
(President and CEO)	5/31/2005	$336,480	$18,693	0	0	0	0	0
	5/31/2004	$365,592	$45,491	0	0	0	0	0

Yoneji Hirabayashi	5/31/2006	$353,835	$17,473		0	0	0	0
(CFO)	5/31/2005	$409,598	$37,387	0	0	0	0	0
	5/31/2004	$250,896	$19,921	$85,197	0	0	0	0

Akinori Hirabayashi	5/31/2006	$386,773	$34,967		0	0	0	0
(COO)	5/31/2005	$355,547	$37,387	$98,822	0	0	0	0
	5/31/2004	$334,767	$35,842	0	0	0	0	0

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

Director Compensation

Pursuant to an agreement we paid our non-employee director, Mr. Miyano, annual board fees of $100,000 during fiscal year 2006. Our agreement with Mr. Miyano expires in November 2006, but may be renewed upon the consent of us and Mr. Miyano.

Mr. Miyamoto, who serves as a member of our Delaware subsidiary, was paid an annual fee of $100,000, in consideration for his board services to such subsidiary during fiscal year 2006. This agreement ended at the end of the fiscal year 2006. During the years ended May 31, 2006, 2005 and 2004, our operating company in Japan paid $41,936, $47,501, and $48,934, respectively, for consulting services to SIM International, which is controlled by Mr. Miyamoto. The services are provided pursuant to an agreement with the Company that is renewable annually upon the consent of both parties.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 31, 2006, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each director and executive officer; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all directors and executive officers as a group. The address for all of the following individuals is c/o Pachinko World, Inc., 5912 Bolsa Avenue, Suite 108, Huntington Beach, California 92649.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Yoneji Hirabayashi	1,922,330 shares (1) CFO and Director	9.6%
Common Stock	Shinichi Hirabayashi	2,097,090 shares CEO and Director	10.5%
Common Stock	Akinori Hirabayashi	5,592,230 shares (2) COO and Director	28.0%
Common Stock	Haruo Miyano	262,137 shares Secretary and Director	1.3%
Common Stock	Ai Hirabayashi	1,048,540 shares 5% shareholder	5.2%
Common Stock	Shiho Hirabayashi	1,048,540 shares 5% shareholder	5.2%
Common Stock	Yuka Hirabayashi	1,048,540 shares 5% shareholder	5.2%
Common Stock	Hirotaka Hirabayashi	1,048,540 shares 5% shareholder	5.2%
Common Stock	Misaki Hirabayashi	1,048,540 shares 5% shareholder	5.2%
Common Stock	Arisa Hirabayashi	1,048,540 shares 5% shareholder	5.2%
Common Stock	Mie Hata	2,796,120 shares (3) 5% shareholder	14.0%
Common Stock	All directors and named executive officers as a group (4 persons)	9,611,650 shares	49.4%

(1) Includes 873,790 shares of Common Stock owned by Mr. Hirabayashi’s spouse, over which Mr. Hirabayashi disclaims beneficial ownership.
(2) Includes a total of 2,970,870 shares of Common Stock owned by Mr. Hirabayashi’s spouse and minor children, over which Mr. Hirabayashi disclaims beneficial ownership.
(3) Includes 1,747,580 shares owned by Ms. Hata’s minor children, over which Ms. Hata disclaims beneficial ownership.

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

In addition, he received compensation from Daichi Co., Ltd. in the amount of $50,234, $50,939 and $26,883, for the fiscal years ended May 31, 2006, 2005, and 2004, respectively.

ITEM 13. EXHIBITS

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following summarizes aggregate fees for professional audit services rendered by McKennon, Wilson & Morgan LLP during fiscal years ended May 31, 2006 and 2005:

	2006	2005
Audit Fees	$216,000	$188,000
Audit Related	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$216,000	$188,000

Audit Fees pertain to the audit of our annual consolidated financial statements for fiscal year 2006 and 2005 and reviews of our quarterly consolidated financial statements during such fiscal years.

PACHINKO WORLD, INC. (FORMERLY EXAM USA, INC.) AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Pachinko World, Inc. (formerly EXAM USA, Inc.)

We have audited the accompanying consolidated balance sheet of Pachinko World, Inc. (formerly EXAM USA, Inc.) and its subsidiaries (the "Company") as of May 31, 2006, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the two years in the period ended May 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pachinko World, Inc. (formerly EXAM USA, Inc.) and its subsidiaries as of May 31, 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period ended May 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ McKennon, Wilson & Morgan LLP
Irvine, California September 13, 2006

PACHINKO WORLD, INC. (FORMERLY EXAM USA, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

May 31, 2006
ASSETS (Note 8)
Current assets:
Cash	$5,588,278
Time deposits (Note 2)	2,090,707
Restricted time deposits (Note 2)	2,505,465
Marketable securities (Note 4)	1,647,309
Prizes (Note 2)	701,091
Prepaids and other (Note 7)	594,226
Total current assets	13,127,076

Property and equipment, net (Note 6)	33,388,669
Deferred income taxes (Note 11)	662,339
Deposits and other assets (Note 7)	2,446,503
Total assets	$49,624,587

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,745,640
Accrued liabilities (Note 7)	2,115,594
Current portion of long-term debt (Note 8)	10,511,367
Current portion of capital lease obligations (Note 9)	1,249,300
Total current liabilities	17,621,901

Long-term debt, net of current portion (Notes 8 and 13)	24,798,698
Capital lease obligations, net of current portion (Note 9)	3,974,578
Long-term accrued expenses (Note 7)	133,421
Asset retirement obligations (Note 6)	867,434
Minority interest in related entity (Notes 1 and 2)	187,689
Total liabilities	47,583,721

Commitments and contingencies (Note 9)	-

Shareholders’ Equity (Notes 1,2 and 10):
Preferred stock, 5,000,000 shares authorized:
Series D convertible preferred stock, $0.01 par value, liquidation value of $3.00 per share,	-
98,000 shares authorized, none issued and outstanding.
Series E convertible preferred stock, $0.01 par value, no liquidation value,
1,800,000 shares authorized, none issued and outstanding.	-
Common stock, $0.01 par value, 100,000,000 shares authorized,
20,000,148 issued and outstanding.	200,001
Additional paid-in capital	1,423,693
Restricted retained earnings	41,122
Unrestricted retained earnings	138,021
Accumulated other comprehensive income	238,029
Total shareholders’ equity	2,040,866
Total liabilities and shareholders’ equity	$49,624,587

See accompanying notes to these consolidated financial statements

PACHINKO WORLD, INC. (FORMERLY EXAM USA, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	Years Ended
	May 31, 2006	May 31, 2005
REVENUES:
Gaming	$28,428,828	$24,849,430
Food, beverage and other	944,638	757,718
Total revenues	29,373,466	25,607,148

COST OF REVENUES:
Salaries and wages	4,411,028	4,051,178
Depreciation	7,676,074	7,005,839
Facilities and other	7,711,460	6,862,575
Impairment of property and equipment (Note 6)	3,430,844	4,273,178
Total cost of revenues	23,229,406	22,192,770

Gross profit	6,144,060	3,414,378

OPERATING EXPENSES:
Marketing and advertising	2,316,859	1,987,605
General and administrative	2,645,261	3,352,754
Total operating expenses	4,962,120	5,340,359

Operating income (loss)	1,181,940	(1,925,981)

OTHER INCOME (EXPENSE), NET:
Minority interests in related party	(9,891)	(12,273)
Interest income	1,385	5,481
Interest expense	(1,248,061)	(1,031,605)
Merger fees (Note 9)	-	(360,000)
Other income	284,095	210,107
Gains on sales of marketable securities	302,952	83,578
Other expense	(3,296)	(42,898)
Total other expense, net	(672,816)	(1,147,611)

Income (loss) before provision (benefit) for income taxes	509,124	(3,073,591)

Provision (benefit) for income taxes (Note 11)	618,299	(312,561)

NET LOSS	$(109,175)	$(2,761,030)

Change in foreign currency translation	(91,514)	44,918
Change in unrealized gain (loss) on marketable securities	6,527	(4,150)

TOTAL COMPREHENSIVE LOSS	$(194,162)	$(2,720,262)

Basic and dilutive loss per common share:
Weighted average number of common shares outstanding	20,000,148	19,695,291
Basic and dilutive net loss per common share	$(0.01)	$(0.14)

See accompanying notes to these consolidated financial statements

PACHINKO WORLD, INC. (FORMERLY EXAM USA, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Common Stock		Additional Paid-in	Restricted Retained	Unrestricted Retained	Accumulated Other Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Earnings	Income	Equity

Balances, June 1, 2004	-	-	1,800,000	$180,000	-	-	-	$41,122	$3,229,186	$259,081	$3,709,389

Net loss	-	-	-	-	-	-	-	-	(2,761,030)	-	(2,761,030)
Dividends paid	-	-	-	-	-	-	-	-	(90,959)	-	(90,959)
Common and D Preferred stock retained by Olympic shareholders	40,000	120,000	-	-	1,000,148	10,001	-	-	(130,001)	-	-
Capital contribution	-	-	-	-	-		10,000	-	-	-	10,000
Value of merger related expenses	-	-	-	-	-	-	360,000	-	-	-	360,000
Fair value of stock transferred from shareholders to directors	-	-	-	-	-	-	943,693	-	-	-	943,693
Conversion of D preferred stock	(40,000)	(120,000)	-	-	1,000,000	10,000	110,000	-	-	-	-
Conversion of E preferred stock	-	-	(1,800,000)	(180,000)	18,000,000	180,000	-	--	-	--	-
Change in unrealized gain on marketable securities	-	-	-	-	-	-	-	-	-	(4,150)	(4,150)
Change in foreign currency translation	-	-	-	-	-	-	-	-	-	44,918	44,918
Balances, May 31, 2005	-	-	-	-	20,000,148	200,001	1,423,693	41,122	247,196	299,849	2,211,861

Net loss	-	-	-	-	-	-	-	-	(109,175)	-	(109,175)
Change in unrealized gain on marketable securities	-	-	-	-	-	-	-	-	-	29,694	29,694
Change in foreign currency translation	-	-	-	-	-	-	-	-	-	(91,514)	(91,514)
Balances, May 31, 2006	-	$-	-	$-	20,000,148	$200,001	$1,423,693	$41,122	$138,021	$238,029	$2,040,866

See accompanying notes to these consolidated financial statements

PACHINKO WORLD, INC. (FORMERLY EXAM USA, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	May 31, 2006	May 31, 2005
Cash flows from operating activities:
Net loss	$(109,175)	$(2,761,030)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion expense	7,762,797	7,093,433
Impairment of property and equipment	3,430,844	4,273,178
Gains on marketable securities	(302,952)	(83,578)
Fair value of shares issued to directors and placement agent	-	1,303,693
Minority interest in related party	9,891	12,273
Changes in operating assets and liabilities:
Prizes	(136,094)	(126,962)
Deferred income taxes	433,778	(626,297)
Prepaids and other	(356,044)	260,249
Accounts payable	59,347	1,311,915
Accrued liabilities	289,531	(278,666)
Net cash provided by operating activities	11,081,923	10,378,208

Cash flows from investing activities:
Purchases of property and equipment	(13,777,002)	(13,385,503)
Proceeds from sales of property and equipment	22,595	68,393
Purchases of marketable securities	(2,031,629)	(1,242,156)
Proceeds from sales of marketable securities	1,744,848	1,101,955
Time deposits, net	(228,462)	(1,013,761)
Proceeds from loan receivable	-	373,867
Other assets	(775,897)	(515,203)
Net cash used in investing activities	(15,045,547)	(14,612,408)

Cash flows from financing activities:
Payments on capital lease obligations	(1,076,128)	(1,268,360)
Borrowings of long-term debt	12,829,075	8,178,390
Payments on long-term debt	(6,091,385)	(4,987,569)
Dividends paid	-	(93,467)
Net cash provided by financing activities	5,661,562	1,828,994

Foreign currency effect on cash	309,306	(66,730)

Net increase (decrease) in cash	2,007,244	(2,471,936)

Cash, beginning of year	3,581,034	6,052,970

Cash, end of year	$5,588,278	$3,581,034

Supplemental Disclosure of Cash Flow Information

Non-cash investing and financing transactions:
Purchases of equipment under capital leases	$1,916,221	$1,793,527
Interest swap liabilities	-	150,024
Increase in property and equipment from asset retirement obligations	$168,217	$119,100

Cash paid during the year for:
Interest	$1,069,783	$1,070,183
Income taxes	$386,760	$380,334

See accompanying notes to these consolidated financial statements

PACHINKO WORLD, INC. (FORMERLY EXAM USA, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

Pachinko World, Inc., (“PWI ”) previously known as Exam USA, Inc. (Exam Co. Ltd), a Japanese corporation, was incorporated in 1969. On June 10, 2003, Exam Co. Ltd. established EXAM USA, Inc. (“EXAM USA”), a Delaware corporation, to effect a share-exchange agreement with Exam Co., Ltd., whereby Exam Co., Ltd. became a wholly-owned subsidiary of PWI (collectively, the “Company”).

On June 3, 2004, the Company completed a reverse acquisition of Olympic Entertainment Group, Inc. (“Olympic”), a Nevada Corporation, pursuant to an agreement dated February 9, 2004, as amended June 3, 2004. At the time of acquisition, Olympic had no revenues and no significant assets. It was considered a blank-check company prior to the acquisition. In connection with the acquisition, Olympic issued the Company 1,800,000 shares of Olympic Series E preferred stock convertible into 18,000,000 newly issued, post-split shares of its common stock or 90% of the outstanding common stock of Olympic; Olympic shareholders retained 1,000,000 post-split shares of common stock and 40,000 Series D convertible preferred, convertible into 1,000,000 shares of common stock. Merger expenses incurred by the Company primarily consisted of $360,000 which was a non-cash 1% investment banking fee (Note 9), which was charged to expense in fiscal 2005. Effective August 9, 2004, the Company changed its name from Olympic Entertainment Group, Inc. to EXAM USA, Inc., and subsequently on March 30, 2006, the Company changed its name from EXAM USA, Inc. to Pachinko World, Inc.

The Company operated six (6) stores which offer Pachinko (Japanese pinball) gaming entertainment, four (4) stores are located in the Aichi prefecture and two (2) stores are in the Tochigi prefecture just north of Greater Kanto Area in Japan. In December 2005, the Company opened a new store in Okazaki, and now currently operates seven (7) stores. The Company receives income from cigarettes, non-alcoholic beverages and sundry items, as well as from two small restaurants which are not considered significant. Japanese law regulates Pachinko gaming and the local police enforce laws. Pachinko gaming is one of the largest business segments in Japan.

The Company holds a 50% equity interest in Daichi Co., Ltd., an entity which procures tobacco products for PWI. The remaining 50% ownership is held by parties affiliated with PWI. Total assets of Daichi Co., Ltd were $402,306 as of May 31, 2006 and net income was $19,781 for the year ended May 31, 2006.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern Considerations

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As of May 31, 2006, the Company has a working capital deficit totaling $4,494,825, and during the years ended May 31, 2006 and 2005, the Company incurred net losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern, in the event management’s plans are not successful.

To reduce the risk of not being able to continue as a going concern, management has implemented a series of cost reduction measures to reduce controllable labor and overhead costs in its operations, which has improved results of operations in 2006. During the fourth quarter of fiscal 2006, the Company generated net income of approximately $595,000. The Company generated $11,083,835 of cash from operations and received approximately $6,000,000 of cash from financing activities during 2006 to fund construction of its new store and purchase certain equipment totaling $13,800,000. Management expects to generate net income for the full fiscal year 2007, as well as significant cash from operations. Uncertainty exists as to whether the Company will be able generate enough cash from operations to meet its obligations as they are scheduled to become due. In the event management is unable to meet its obligations as they become due, they will attempt to refinance or renegotiate the terms of the debt, which historically they have been successful. There are no assurances that management will be successful in achieving sufficient cash flows to fund its working capital deficit, or whether they will be able to refinance or renegotiate its obligations when they become due. No adjustments have been made to the carrying value of assets or liabilities as a result of the uncertainty.

Reverse Acquisition

The assets and liabilities of PWI are reported at their historical cost. The assets and liabilities of Olympic were recorded at fair value on June 3, 2004, the date of close; no goodwill was recorded since there was no prior business. The financial statements reported herein have been retroactively restated for all periods presented to report the historical financial position, results of operations and cash flows of PWI. Since the shareholders of PWI retained 1,800,000 shares of Series E convertible preferred stock in the connection with the reverse acquisition, which are yet to be converted into common stock, such shares of Series E preferred stock are reflected in the accompanying statements of stockholders’ equity as if these were outstanding for all periods presented. The Series D convertible preferred stock and the common stock retained by the Olympic shareholders were reported on the date of acquisition on June 3, 2004.

Acquisition of Entity Under Common Control

The acquisition of EXAM by Pachinko World, Inc., was accounted for at historical cost because the entities are under common control. The consolidated results of operations for the periods reported herein include the historical results of operations of EXAM, and includes Pachinko World, Inc., since incorporation on June 10, 2003.

Consolidation of Variable-Interest Entity

Under FASB Interpretation No. 46, certain special purpose entities are required to be consolidated if it is determined that an enterprise is the primary beneficiary of a subsidiary because it is deemed to have controlling financial interest in an entity. The Company has determined that it has a controlling financial interest in Daichi Co., Ltd. since the Company is required to absorb any expected losses, will receive the majority of expected residual returns and is the primary beneficiary.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of PWI, Exam Co. Ltd., and Daichi Co., Ltd. All significant inter-company transactions have been eliminated in consolidation.

Interest Rate Swap Agreements

Interest rate swap agreements (see Note 8) are considered ineffective hedges against changes in the fair value of the debt due to changes in the benchmark interest rates over their terms because the Company does not maintain a risk policy. As a result, Statement of Financial Accounting Standards “SFAS” No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 149, is applied and the Company periodically records to earnings the gain or loss from changes in fair value. The fair value of the swaps is carried as an asset or a liability in the consolidated balance sheet. The fair values of PWI’s interest rate swaps are the amounts it would receive or pay to terminate the agreements as of the reporting dates as quoted by the bank. Interest expense on the debt is adjusted to include net payments made or received under the swap agreements.

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

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, restricted and unrestricted time deposits, marketable securities, receivables, inventories, accounts payable, short-term notes payable and long-term debt.  The fair value of financial instruments approximated their carrying values at May 31, 2006.

Cash Equivalents

The Company considers highly liquid investments with an original maturity of 90 days or less from the purchase date to be cash equivalents. During the periods presented, there were no cash equivalents outstanding.

The Company maintains cash deposits in the United States, which are federally insured, and Japanese banks, which are not federally insured, but the payoff of the entire deposits are guaranteed by the Japanese government.

Time Deposits

The Company invests in time deposits with maturities of one to three years. Time deposits maturing in excess of one year from the balance sheet date are classified as long-term time deposits. At May 31, 2006, interest rates on all certificates of deposits were 0.03%, per annum. Time deposits are carried at cost. Under short-term note agreements with two commercial banks, the Company is required to maintain certain amounts in time deposits as additional collateral on the notes with banks. These amounts have been classified as restricted time deposits and have been classified as a current asset consistent with the current portion of long-term debt with the banks.

Marketable Securities

Marketable securities are accounted for under the provisions of  SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company's long-term investments consisted of marketable debt and equity securities, which were classified as “available-for-sale” in accordance with the provisions of SFAS No. 115. Such investments are presented as non-current assets since management does not intend to sell the securities within one year, and these are carried at their estimated fair values in the accompanying consolidated balance sheet. Fair value was determined based on quoted market prices. The specific identification method has been used to determine cost for each security. Unrealized gains and losses are excluded from net loss and reported as a separate component of shareholders' equity, net of the related tax effect and as a component of comprehensive loss, unless the decline is other than temporary (see below).

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

Prizes

Prizes consist of gaming prizes, food and beverages and are stated of cost.

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

SFAS No. 143 “Accounting for Asset Retirement Obligations,” requires that a liability for the fair value of an asset retirement obligation be recognized in the period which it is incurred, with the offsetting associated asset retirement cost capitalized as part of the carrying amount of the long-lived asset. Retirement obligations related to the Company's leased land are the requirements to demolish improvements and return the land to its original state.

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
Lease Accounting

The Company leases land and certain equipment used in its operations. Some land leases have definite terms specified under the agreements, which are generally 20 years, and some leases have no specified term or no written contract, whereby the lessee has rights to use the land indefinitely, so long as rental payments are made timely. All land leases are accounted for as operating leases as defined under SFAS No. 13 “Accounting for Leases”. Equipment leases generally have terms of five (5) to eight (8) years, which generally represent the life of the assets. Accordingly, all significant leases are accounted for as capital leases. Buildings and improvements on leased land are generally amortized over the term of lease of 20 years, unless the life of the assets is less. Buildings and improvements on leased land whereby there is no specified term are generally depreciated over the estimated life of the asset.

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

Advertising

Advertising costs are expensed as incurred. Advertising expenses for the years ended May 31, 2006 and 2005 were $2,239,648 and $1,909,137, respectively.

Accounting for Stock-Based Compensation

The Company has not adopted a fair value-based method of accounting for stock-based compensation plans for employees and non-employee directors. The Company will use the intrinsic value-based approach, and supplement disclosure of the pro forma impact on operations and per share information using the fair value-based approach as required by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure”. Stock-based compensation issued to non-employees and consultants are measured at fair value in accordance with SFAS No. 123. Common stock purchase options and warrants issued to non-employees and consultants will be measured at fair value using the Black-Scholes valuation model. As of May 31, 2006, there were no options or warrants outstanding.

Per Share Information

The Company presents basic earnings per share (“EPS”) and diluted EPS on the face of all statements of operations. Basic EPS is computed as net loss divided by the weighted average number of common shares outstanding for the period, plus the Series E convertible preferred shares which were retained by the shareholders of PWI, which were automatically convertible into 18,000,000 shares of common stock during the periods presented. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

Foreign Currency

The functional currency of PWI and Daichi Co., Ltd. is the Japanese Yen. The financial statements of PWI and Daichi Co., Ltd. are translated into United States Dollars at year-end exchange rates for assets and liabilities, and weighted-average exchange rate for revenues and expenses. The resulting translation adjustments are recorded as a component of other comprehensive reflected on the consolidated statements of operations and comprehensive loss and the consolidated statements of shareholders’ equity. Transaction gains and losses, if any, in foreign currencies are reflected in operations. During the years ended May 31, 2006 and 2005, no foreign currency transaction gains or losses were experienced.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which revises SFAS No. 123. SFAS No. 123(R) is effective for annual periods that begin after December 15, 2005 and requires that file as small business issuers to expense the fair value of employee stock options and other forms of stock-based compensation. This expense will be recognized over the period during which an employee is required to provide services in exchange for the award. Currently, the Company does not have any outstanding stock options, and as such the guidance under SFAS No. 123(R) did not have a material impact on the consolidated financial statements.

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

Japanese Gaming Regulation

The Company’s business is regulated. The Entertainment Establishment Control Law (“EECL”) governs a variety of entertainment establishments, including pachinko and pachislot stores. The National Public Safety Commission (“NPSC”) sets out the general standard of the pachinko stores within the scope of EECL. The ability of the Company to remain in business and to operate profitably depends upon the Company’s ability to satisfy all applicable NPSC gaming laws and regulations governed by EECL

Political Climate

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

Foreign Currency

Since the local currency is the Japanese Yen, the Company may experience significant fluctuations in the value of reported assets and liabilities in United States Dollars. The average exchange rate used to translate the results of operations were ¥114.46 and ¥106.99 for the years ended May 31, 2006 and 2005, respectively. The exchange rate used to translate the balance sheet accounts at May 31, 2006 was ¥112.17. At August 31, 2006, the exchange rate increased to ¥116.94.

NOTE 4 - MARKETABLE SECURITIES

Cost, as adjusted for impairments, and fair market values of marketable securities, accounted for as available-for-sale securities, at May 31, 2006, are as follows:

	2006
Securities available for sale	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Equity Mutual Fund - Japan	$18,989	$4,022	$-	$23,011
Common stocks - Japan	1,631,123	-	(7,174)	1,623,949
Government securities - Japan	349	-	-	349
Total	$1,650,461	$4,022	$(7,174)	$1,647,309

No unrealized losses were charged to operations in 2006 and 2005. During the year ended May 31, 2006 and 2005, management recorded a temporary increase (decrease) in the value of the marketable securities in the amount of $20,862 and $12,785, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

Land Purchase

On February 21, 2005, the Company purchased land previously rented from a shareholder for $620,804. Management believes the transfer price was representative of fair value at the date of transfer.

Consulting agreement

The Company uses a consulting firm, which is controlled by a director, for the purpose of assisting with strategic plan. In connection therewith, the Company paid approximately $3,900 (¥420,000) per month during the years ended May 31, 2006 and, 2005.

NOTE 6 - PROPERTY AND EQUIPMENT

 At May 31, 2006, property and equipment consisted of the following:

2006
Land	$3,933,003
Buildings and improvements	4,478,645
Leasehold improvements	25,357,333
Pachinko machines and computer equipment	19,585,865
53,354,846
Less accumulated depreciation	(19,966,177)
$33,388,669

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

Impairments of Idle Machines

During the years ended May 31, 2006 and 2005, the Company retired pachinko and pachislot machines prior to the end of their useful life resulting in losses in the amount of $3,430,844 and $2,059,866, respectively. The resulting impairments are largely due to lower than expected wagers after acquisition.

Asset Retirement Obligations

The Company adopted SFAS No. 143, during fiscal year 2003 and applied this change retroactively to all previous years effected. The statement requires that a liability for the fair value of an asset retirement obligation be recognized in the period which it is incurred with the offset associated asset retirement cost capitalized as part of the carrying amount of the long -lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the useful life of the related asset. Changes in the asset retirement obligation resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as an accretion expense. Under certain lease agreements in which the Company leases land, while owning the building and/or parking lot located on that land, the Company is required to return the land to its original condition at the end of the land lease term. The lessor has the option to require the Company to return the land to its original condition. It has been determined that in all cases the lessors will require the Company to restore the land. At May 31, 2006, the Company increased their obligated long-lived assets under property and equipment by $168,217 due to the future estimated costs related to the new store. The Company used an average risk free rate of 2% to discount the estimated obligations and a 40-year useful life for their retired assets in computing the net retirement obligations as of May 31, 2006. Accretion expense for the years ended May 31, 2006 and 2005, was $18,851 and $16,029, respectively.

The reconciliation of the asset retirement obligation is as follows:

Balance, June 1, 2005 - foreign currency rate effective	$680,366
Liabilities incurred	168,217
Accretion expense	18,851

Balance, May 31, 2006	$867,434

Capitalized Interest

The Company capitalizes interest costs of constructing new stores. Capitalized interest for the years ended May 31, 2006 and May 31, 2005, was $35,710 and $20,860, respectively.

Depreciation

Depreciation expense charged to operations related to property and equipment during the years ended May 31, 2006 and 2005 was $ 7,676,074 and $7,005,839, respectively. See Note 9 for equipment under capital leases.

NOTE 7 - CERTAIN BALANCE SHEET ITEMS

Prepaid and Other Current Assets

At May 31, 2006, prepaid and other current assets consisted of the following:

Deferred income taxes	$146,762
Prepaid expenses	126,200
Prepaid interest	101,027
Other receivable	79,730
Prepaid insurance	79,096
Other	61,411
Total prepaid and other current assets	$594,226

At May 31, 2006, deposits and other assets consisted of the following:

Deposits	$1,159,710
Investment, at cost	267,451
Long-term time deposits	248,730
Bonds issue costs	239,887
Long-term prepaid expenses	174,900
Cash surrender value of life insurance	140,079
Unamortized interest swap costs	105,902
Other	109,844
Total deposits and other assets	$2,446,503

On February, 28, 2005, the Company purchased an investment in a private company for $267,451 (¥30,000,000). The Company’s ownership represents 8.30% of voting stock outstanding. The investee company manufactures pachinko machines. The investment is accounted for using the cost method of accounting, whereby the Company records the initial investment at cost, and records distributions and income when received. Periodically, management will review the investment for impairment, based on actual investee-company results of operations and cash flows, as well as financial condition.

At May 31, 2006, accrued liabilities consisted of the following:

Accrued liabilities - current:
Deferred revenue	$680,393
Salaries and related benefits	522,561
Professional fees	326,453
Income taxes payable	215,812
Sales taxes payable	181,750
Payroll taxes payable	99,492
Other	89,133
Total accrued liabilities - current	$2,115,594

Accrued liabilities - non-current:
Deferred revenue	$90,427
Swap contract obligations	42,994
Total accrued liabilities - Non-current	$133,421

NOTE 8 - LONG-TERM DEBT

In July and September 2005, the Company entered into three additional long-term debt agreements with commercial banks totaling approximately $5,349,024. In addition, the Company issued bonds payable totaling $7,887,470. The loans were for the construction of the new store. The loans bear interest rates ranging from 2.5% to 2.75% per annum. These loans are secured by substantially all of the Company’s assets including the restricted time deposits. Long-term debt at May 31, 2006, consisted of the following:

Loans payable to commercial bank, payable monthly in principal and interest installments ranging from $3,655 to $356,602, interest between 2.6%-2.75% per annum, due 2006 through 2015, secured by substantially all of the Company’s assets including the restricted cash and restricted time deposits.	$16,885,798
Loans payable to commercial bank, payable monthly in principal and interest installments ranging from $24,962 to $44,575, interest at 2.275% per annum, due 2006 through 2009, secured by substantially all of the Company’s assets.	1,859,677
Two Loans payable to commercial bank, payable monthly and quarterly in principal and interest installments at $48,587 and $111,438, interest between approximately 1.75 % to 2.13% per annum, due 2006 through 2009, unsecured.	3,019,970
Loan payable to commercial bank, payable monthly in principal and interest installments ranging at $31,827, interest at 2.5% per annum, due 2012 unsecured.	2,356,245
Loans payable to commercial bank, lump sums in August 2006 to May 2007, interest only at 2.5% per annum, secured by substantially all of the Company’s assets including the restricted cash and restricted time deposits.	3,566,016
Bond payable to commercial bank, payable semiannually in principal of $401,177, coupon interest at 0.88% per annum, guarantee fee at 1.075%, due 2006 through 2012, unsecured.	4,947,847
Bond payable to commercial bank, payable semiannually in principal of $200,588, coupon interest initially at 0.21% per annum, thereafter variable (Nikkei Quick DM131) + 0.1%, guarantee fee at 0.65%, due 2006 through 2012, unsecured.	2,674,512

Total long-term debt	35,310,065

Less current portion of long-term debt	(10,511,367)

Long-term debt, net of current portion	$24,798,698

The Company’s obligations are collateralized by substantially all of the Company’s assets. As a common practice in Japan, the Company’s collateral is not allocated to each commercial bank loan. Rather the commercial banks hold an interest in substantially all of the Company’s assets together; there are no first or second positions. Upon default of the loans, the Company’s assets would be liquidated and the proceeds from the liquidation would be distributed to the commercial banks based on liquidation preference. Interest expense related to long-term debt amounted to $731,265 and $751,739, during the years ended May 31, 2006 and 2005, respectively. Future annual minimum principal payments under long-term debt contracts as of May 31, 2006 are as follows:

Years ending May 31,
2007	$10,511,367
2008	5,562,628
2009	5,084,336
2010	3,940,982
2011	3,655,523
Thereafter	6,555,229
Total long-term debt	$35,310,065

Bonds Payable

On September 30, 2005, the Company issued a bond payable in the amount of approximately $5,000,000 (¥600,000,000), which bears a coupon rate of 0.88% and guarantee fee at 1.075% per annum and matures September 28, 2012. In addition, it was required to pay bond issue costs of $137,712. The effective interest rate is 4.02%. The bonds are unsecured.

On December 28, 2005, the Company issued a bond payable in the amount of approximately $2,500,000 (¥300,000,000), which bears a coupon rate of 0.21% initially, thereafter variable (Nikkei Quick DM131) + 0.1%, and guarantee fee at 0.65% per annum and matures on December 28, 2012. In addition, it was required to pay bond issue costs of $140,278. The effective interest rate is 5.66%. The bonds are unsecured.

Interest Swap Agreements

PWI entered into two interest rate swap agreements on November 28, 2003 and March 24, 2004 with Mitsui Sumitomo Bank. First, PWI entered into an agreement whereby they obtained financing in the amount of ¥300,000,000 (approximately $2,900,000), which expires on November 28, 2008.  In connection therewith, PWI agreed to a contract to pay interest at 1.67%, per annum on ¥300,000,000, offset by the receipt of interest at the three-month TIBOR (“Tokyo Interbank Offered Rate”).  Interest payments start on February 29, 2004 and are payable at the end of every three months thereafter until expiration. The effect of the arrangement was to increase interest expense by approximately $40,000, during the year ended May 31, 2005. In addition, PWI was required to enter into an agreement for a ¥100,000,000 (approximately $900,000) interest swap contract, which expires on March 24, 2009.  In connection therewith, PWI agreed to pay interest at 1.89%, per annum on the face amount of the contract, offset by the receipt of interest at 3-month TIBOR.  Interest payments commenced on June 24, 2004 and are payable at the end of every three months thereafter until expiration. The effect of the arrangement was to increase interest expense by approximately $16,000 and $17,000 during the years ended May, 31, 2006 and 2005, respectively.

In addition, on December 27, 2004, the Company entered into an agreement whereby they obtained financing in the amount of ¥250,000,000 (approximately $2,400,000), which expires on November 30, 2009. In connection therewith, the Company agreed to a contract to pay interest at 1.11%, per annum on the face amount of the contract, offset by the receipt of interest at three-month TIBOR. Interest payments commenced starting in February 2005 and are payable at the end of every three months thereafter until expiration. The effect of the arrangement was to increase interest expense by approximately $18,000 and $11,000 during the years ended May 31, 2006 and 2005. The Company was induced to enter into the interest swap contracts to obtain financing. On the date the contracts were executed, the fair value of the contract liabilities aggregated approximately $160,000 (therefore a cost of the borrowings), and accordingly, such amounts were reported as an asset, and accreted to interest expense using the effective interest method. The fair values of PWI’s interest rate swaps are the estimated amounts it would receive or pay to terminate the agreements as of the reporting dates as determined by the bank.  As of May 31, 2006, the fair value of the outstanding swaps was $42,995. The change in fair value of the swap obligations was recorded as gain on interest rate swap agreements and included in other income totaling approximately $100,100 for fiscal 2006; amount was minor in fiscal 2005.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Investment Banking Agreement

On September 2, 2003, management entered into an agreement for services related to seeking a reverse merger partner, a strategic partner or strategic alliances, and, on a best efforts basis, raise additional equity capital. The Company paid $2,500 per month for seven (7) months, at which date the agreement was cancelled and the monthly fee ceased. In addition, the Company was required to pay a cash fee of 3.5% for equity financing, and issue common stock equal to 1.0% to 1.5% of the outstanding post-merger shares, upon the close of a transaction. On June 3, 2004, the transaction was closed with Olympic. The investment banker earned a fee of 1% of the post merger, post-reverse-stock-split common stock outstanding of Olympic, in accordance with the contract. The investment banker waived the fee payment from the Company, and they were paid out of Series D Preferred held by the selling shareholder. Since the services were agreed upon, provided and the reverse acquisition was closed, management estimated the estimated fair value of the underlying common stock of the D Preferred of $360,000, which was determined using the average closing stock price of Olympic near the transaction, and charged to operations in fiscal 2005 with a corresponding credit to additional paid-in capital.

Director Agreements

On June 17, 2003, the Company’s retained two (2) outside directors. The agreements provide for annual payments of $150,000, plus reimbursement of reasonable expenses.  The agreements expired on June 16, 2004. In June, 2004, new agreements are provided for annual payments of $100,000, plus reimbursement of reasonable expenses. Each director was paid $100,000 for the years ended May 31, 2006 and 2005.

Consulting Agreements

On August 1, 2004, the Company entered an agreement with a consulting firm. The agreement is for consulting services of Company’s management and personal system. The agreement expires on July 31, 2007. The monthly consulting fee is approximately $10,500, plus reimbursement of reasonable expenses. In addition, the Company paid some additional fees for training sessions. The consulting firm was paid approximately $179,000 and $380,000 for the years ended May 31, 2006 and 2005, respectively. In May 2006, the Company canceled the consulting agreement, and no cancellation expense was incurred.

On December 1, 2005, the Company entered an agreement with a consulting firm. The agreement is to perform a program of investor relations activities on behalf of the Company. The agreement expired on May 1, 2006. The monthly consulting fee is $5,000, plus reimbursement of reasonable expenses. On March 2, 2006, the Company extended the agreement with the consulting firm. The agreement expires on September 2, 2006. The monthly consulting fee is $4,000, plus reimbursement of reasonable expenses.

Capital Leases

The Company leases pachinko machines and computer equipments under leases that qualify as capital leases. The pachinko machine leases were for two years and expired on December 24, 2005. The computer equipment leases are generally for a term of five years through eight years and expire on November 22, 2013.

In connection with the opening of a new store in December 2005, the Company entered into an agreement to lease computer equipment at total cost of $1,916,221. The lease is for a period of 96 months and requires monthly lease payment of $22,714.

During the year ended May 31, 2005, the Company entered into an agreement to lease computer equipment at total cost of $610,185. The lease is for a period of 60 months and requires monthly lease payment of $11,861. Additionally, the Company entered into an agreement to lease equipment for $1,166,569. The lease is for 96 months and requires a monthly lease payment of $16,026

These leases are accounted for as a capital leases. Future annual minimum lease payments for equipment account for as capital lease as of May 31, 2006 are as follows:

Years ending May 31,
2007	$1,430,797
2008	1,108,649
2009	1,079,363
2010	768,547
2011	457,731
Thereafter	959,167
Total minimum lease payments	5,804,254
Less amounts representing interest	(580,376)
Present value of future minimum lease payments	5,223,878
Less current portion of capital lease obligations	(1,249,300)

Capital lease obligations, net of current portion	$3,974,578

Interest expense related to capital lease obligations amounted to $197,292 and $230,396 during the years ended May 31, 2006 and 2005, respectively.

Property and equipment at May 31, 2006, include the following amounts for capitalized leases:

Equipment under capital leases	$8,744,018
Less accumulated depreciation	(3,678,961)

Equipment under capital leases, net	$5,065,057

Operating Leases

The Company leases land for certain of its gaming locations. Minimum monthly rental payments under these leases range from $4,902 to $58,928, aggregating total payments of $178,090 per month. In December, 2004, the Company has entered into written agreements for new leases which last twenty (20) years. The leases are for new store, and it started in December 2005.

The Company has made significant modifications to the land through construction of buildings and parking lots. Thus, the terms of the land leases in most cases are infinite. For the years ended May 31, 2006 and 2005, total rental expense under all land leases was approximately $1,894,335 and $1,725,126, respectively.

Future annual minimum payments under non-cancelable operating leases as of May 31, 2006, are as follows:

Years ending May 31,
2007	$1,816,047
2008	1,781,475
2009	1,771,122
2010	1,722,872
2011	1,698,973
Thereafter	23,186,706
Total future annual minimum lease payments	$31,977,195

NOTE 10 - SHAREHOLDERS' EQUITY

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

Stock Spilt

Olympic authorized a one for fifteen (1 for 15) reverse split on the Company's common stock thereby resulting in 1,000,148 shares issued and outstanding upon the date of the reverse acquisition on June 3, 2004.

Restricted Retained Earnings

As required under Japanese laws, the Company must accumulate 10% of dividends paid until restricted retained earnings amounts to 25% of common stock. As of May 31, 2006, the Company was in satisfaction of this requirement.

Dividends

Prior to becoming a public company, the Company paid dividends of $90,959 for the year ended May 31, 2005.

Stock-Based Compensation

The shareholders of PWI contributed 26,100 shares, each, of Series E Convertible Preferred stock to two (2) directors for services rendered in connection with going public in the United States on June 3, 2004 and for services to be rendered in fiscal 2005.  The shares vest 25% on June 3, 2004, and 25% quarterly thereafter.  The shares were converted into an aggregate of 522,000 shares of common stock.  PWI will recorded a non-cash charge of $943,693 as compensation expense in fiscal 2005, based on the average closing ask prices 15 days prior to, and after, the acquisition of $2.00 per share, less a 10% discount for restricted stock or $1.80 per share.

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

NOTE 11 - INCOME TAXES

The following summarizes the provision (benefit) for income taxes for the years ended May 31, 2006 and 2005:

	2006	2005
Current -
Foreign	$371,329	$375,128
Deferred -
Foreign	246,970	(687,689)

Provision (benefit) for income taxes	$618,299	$(312,561)

Income taxes in the United States of America were not material. A reconciliation of the expected statutory national income tax provision to the provision (benefit) for income taxes for the years ended May 31, 2006 and 2005 is as follows:

	2006	2005
Provision for income taxes, at Japan national rate	30.0%	(30.0)%
Increase in income taxes resulting from:
Local income taxes, net of national benefit	13.3%	(10.4)%
Meals	12.6%	1.9%
Other	7.4%	-
Increase in valuation allowance	58.1%	28.3%

Provision (benefit) for income taxes	121.4%	(10.2)%

At May 31, 2006, significant components of the Company's net deferred taxes are as follows:

2006
Deferred tax assets (liabilities)
Current assets:
Accrued liabilities	$65,450
Unrealized losses on marketable securities	81,312
Less - Valuation allowance	-
Total current deferred tax assets	146,762
Noncurrent assets:
Impairment charges	922,356
Net operating loss carryforward - United States	1,150,388
Other	43,583
Depreciation	(124,280)
Less - Valuation allowance	(1,329,708)
Total noncurrent deferred tax assets	662,339
Total deferred tax assets	$809,101

Management increased its valuation allowance by $332,813 and $883,009 during the years ended May 31, 2006 and 2005, respectively, for certain expenses paid in the United States that will not be deductible in Japan. At the present time, management cannot determine if there will be income in the United States to offset such expenses, which will be carried forward as net operating losses. The net operating losses expire in twenty years for United States federal tax purposes and five years for the State of California tax purposes beginning from fiscal 2004.

During the year ended May 31, 2005, the Company recorded US stock-based compensation expense of approximately $1,300,000 for financial reporting purposes. Management did not report a deduction for income tax reporting purposes for that year.  At May 31, 2005, the Company reported deferred tax assets, consisting of US net operating loss carryforwards, totaling $546,000, as well as a 100% valuation allowance.  At May 31, 2006, the Company reduced its gross deferred tax assets, and related 100% valuation allowance, by $546,000.  There was no impact on the consolidated financial statements as a result of this adjustment.

During the year ended May 31, 2006, the Company deducted certain golf membership costs aggregating approximately $450,000, which were previously written off for financial reporting purposes.  Management provided a 100% valuation allowance the related deferred tax asset of approximately $190,000.

NOTE 12 - GAMING OPERATIONS

The Company derives revenue from the operation of pachinko and pachislot games. The Company is subject to annual licensing requirements established by the Prefectural Public Safety Commission. The Company must renew this license yearly to operate. The Company pays sales taxes of 4% of net revenues.

A summary of gross wagers, less winning patron payouts, for the years ended May 31, 2006 and May 31, 2005 are as follows:

	2006	2005
Total gross pay-ins	$228,749,971	$219,425,163
Less - winning patron pay outs	$(200,321,143)	$(194,575,733)

Gaming Revenues	$28,428,828	$24,849,430

NOTE 13 - SUBSEQUENT EVENT

New loans

On July 28, 2006, the Company entered a new loan agreement with a commercial bank in the amount of approximately $862,440 (¥100,000,000), which bears an interest rate of 2.5% per annum and matures on July 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACHINKO WORLD, INC.

Date: September 13, 2006	By:	/s/ Shinichi Hirabayashi
Shinichi Hirabayashi Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Shinichi Hirabayashi	Chief Executive Officer and Director	September 13, 2006
Shinichi Hirabayashi

/s/ Yoneji Hirabayashi	Chief Financial and Principal	September 13, 2006
Yoneji Hirabayashi	Accounting Officer and Director

/s/ Akinori Hirabayashi	Director	September 13, 2006
Akinori Hirabayashi