Form 10-Q
period 2006-08-31
Pachinko World, Inc.
filed 2006-10-23
CIK 934646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission file number 000-26442

PACHINKO WORLD, INC.
(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0271810 (I.R.S. Employer Identification No.)

5912 Bolsa Avenue, Suite 108, Huntington Beach, California
(Address of principal executive offices)

92649
(Zip Code)

(714) 895-7772
(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock, $0.01 par value	20,000,148 shares of common stock as October 10, 2006

PACHINKO WORLD, INC.

The terms “we,” “us,” “our,” “the Company,” and “Pachinko World,” as used in this Report on Form 10-Q refers to Pachinko World, Inc., a Nevada corporation, and its wholly-owned subsidiary, Exam Co. Ltd., a corporation formed under the laws of Japan.

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PACHINKO WORLD, INC. AND SUBSIDIARIES (FORMERLY EXAM USA, INC.)

PACHINKO WORLD, INC. AND SUBSIDIARIES
(FORMERLY EXAM USA, INC.)

CONSOLIDATED BALANCE SHEETS

	August 31, 2006	May 31, 2006
	(unaudited)
ASSETS (Note 6)
Current assets:
Cash	$5,405,592	$5,588,278
Time deposits	2,177,764	2,090,707
Restricted time deposits	2,403,578	2,505,465
Marketable securities (Note 3)	1,549,222	1,647,309
Prizes	736,451	701,091
Prepaid and other current assets (Note 5)	407,515	594,226
Total current assets	12,680,122	13,127,076

Property and equipment, net (Note 4)	32,016,688	33,388,669
Deferred income taxes	635,322	662,339
Deposits and other assets (Note 5)	2,133,294	2,446,503
Total assets	$47,465,426	$49,624,587

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,558,295	$3,745,640
Accrued liabilities (Note 5)	2,099,779	2,115,594
Current portion of long-term debt (Note 6)	10,590,730	10,511,367
Current portion of capital lease obligations	1,152,598	1,249,300
Total current liabilities	17,401,402	17,621,901

Long-term debt, net of current portion (Note 6)	22,549,427	24,798,698
Capital lease obligations, net of current portion	3,562,517	3,974,578
Asset retirement obligations	838,214	867,434
Long-term accrued liabilities (Note 5)	188,384	133,421
Minority interest in related entity	189,703	187,689
Total liabilities	44,729,647	47,583,721

Commitments and contingencies (Note 7)
Shareholders’ Equity (Notes 2 and 8):
Preferred stock, 5,000,000 shares authorized: Series D convertible preferred stock, $0.01 par value, liquidation value of $3.00 per share, 98,000 shares authorized none issued and outstanding at August 31, 2006. Series E convertible preferred stock, $0.01 par value, no liquidation value, 1,800,000 shares authorized, none issued and outstanding at August 31, 2006	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized, 20,000,148 shares issued and outstanding at August 31, 2006 and May 31, 2006	200,001	200,001
Additional paid-in capital	1,423,693	1,423,693
Restricted retained earnings	41,122	41,122
Unrestricted earnings	867,150	138,021
Accumulated other comprehensive income	203,813	238,029
Total shareholders’ equity	2,735,779	2,040,866
Total liabilities and shareholders’ equity	$47,465,426	$49,624,587

See accompanying notes to these consolidated financial statements.

PACHINKO WORLD, INC. AND SUBSIDIARIES
(FORMERLY EXAM USA, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	For the Three Months Ended
	August 31, 2006	August 31, 2005
	(unaudited)	(unaudited)
REVENUES:
Gaming (Note 10)	$8,349,108	$6,355,259
Food, beverage and other	146,091	99,815
Total revenues	8,495,199	6,455,074

COST OF REVENUES:
Salaries and wages	1,158,096	1,044,534
Depreciation	1,739,062	1,648,358
Facilities and other	1,741,456	1,557,268
Impairments (Note 4)	962,713	523,697
Total cost of revenues	5,601,327	4,773,857

Gross profit	2,893,872	1,681,217

OPERATING EXPENSES:
Marketing and advertising	617,532	506,570
General and administrative	629,952	541,051
Total operating expenses	1,247,484	1,047,621

Operating income	1,646,388	633,596

OTHER INCOME (EXPENSE):
Interest income	918	1,765
Interest expense	(291,676)	(263,304)
Minority interest in related party	(11,226)	3,056
Other income and (expense)	(5,727)	92,178
Gains on sales of marketable securities	96,428	37,853
Total other income (expense), net	(211,283)	(128,452)

Income before provision for income taxes	1,435,105	505,144

Provision for income taxes (Note 9)	705,976	322,273

NET INCOME	$729,129	$182,871

Change in foreign currency translation	(37,891)	(51,358)
Change in unrealized gain on marketable securities	3,677	61,490

TOTAL COMPREHENSIVE INCOME	$694,915	$193,003

Basic and diluted income per common share:
Weighted average number of equivalent common shares	20,000,148	20,000,148
Basic and diluted net income per equivalent common shares	$0.04	$0.01

See accompanying notes to these consolidated financial statements.

PACHINKO WORLD, INC. AND SUBSIDIARIES
(FORMERLY EXAM USA, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	August 31, 2006	August 31, 2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$729,129	$182,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and accretion expense	1,766,283	1,659,424
Impairment of property and equipment	962,713	523,697
Gains on sales of marketable securities	(96,428)	(37,853)
Minority interest	11,226	(3,056)
Changes in operating assets and liabilities:
Prizes	(64,879)	(69,523)
Deferred income taxes	44,005	-
Prepaid and other	165,920	42,359
Accounts payable	39,816	(553,954)
Accrued liabilities	36,047	(49,979)
Net cash provided by operating activities	3,593,832	1,693,986

Cash flows from investing activities:
Capital expenditures	(2,723,249)	(2,921,867)
Proceeds from sales of property and equipment	31,671	45,953
Purchases of marketable securities	(290,617)	(348,106)
Proceeds from sales of marketable securities	378,018	230,626
Time deposits	25,247	9,048
Increase in other assets	126,279	(8,782)
Net cash used in investing activities	(2,452,651)	(2,993,128)

Cash flows from financing activities:
Payments on capital lease obligations	(299,938)	(247,514)
Borrowings of long-term debt	1,896,888	4,375,427
Payments on long-term debt	(2,648,508)	(2,096,803)
Net cash provided by (used in) financing activities	(1,051,558)	2,031,110
Foreign currency effect on cash	(272,309)	(28,791)

Net increase(decrease) in cash	(182,686)	703,177

Cash, beginning of period	5,588,278	3,581,034

Cash, end of period	$5,405,592	$4,284,211

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for :
Interest	$287,809	$218,704
Income taxes	$566,979	$240,414

See accompanying notes to these consolidated financial statements.

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

During the three months ended August 31, 2006 and 2005, the Company operated seven (7) stores and six (6) stores, respectively, in Japan, which offer Pachinko (Japanese pinball) gaming entertainment. The Company opened its seventh store in December 2005. The Company receives income from cigarettes, non-alcoholic beverages and sundry items, as well as from two small restaurants which are not considered significant. Japanese law regulates Pachinko gaming and the local police enforce laws. Pachinko gaming is one of the largest business segments in Japan.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern Consideration

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As of August 31, 2006, the Company has a working capital deficit totaling $4,721,280, which raises substantial doubt about the Company’s ability to continue as a going concern in the event it cannot meet its obligations as they become due. Management believes the Company will continue its growth and generate positive cash flows from operations to fund its daily operations and service its obligations as they become due. However, management plans to renegotiate the terms of the debt with banks in the event payments are unable to be made. Management is currently considering equity or debt capital in the United States. There are no assurances that management will be successful in its plans. No adjustments have been made to the carrying value of assets or liabilities as a result of the uncertainty.

Financial Statement Preparation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. Refer to the Company’s Annual Report on Form 10-KSB for the year ended May 31, 2006 for additional information.

The unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The results of operations for the three months ended August 31, 2006, are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

Recent Accounting Pronouncements

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which became effective for annual periods beginning after December 15, 2005, our fiscal year 2007. This Statement requires that a voluntary change in accounting principle be retrospectively applied to prior period’s financial statements unless it is impractible to do so. Our financial statements will be affected by SFAS No. 154 only if we voluntarily change an accounting principle or correct an error in previously issued statements.

In June 2006 the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN No. 48”) which becomes effective for fiscal years beginning after December 15, 2006. While we have not fully assessed the potential impact on our financial statements of adopting the interpretation in fiscal 2008, we do not believe the impact will be material. FIN No. 48 clarifies the accounting in accordance with SFAS No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

NOTE 3 - MARKETABLE SECURITIES

Cost, as adjusted for impairments, and fair market values of marketable securities, accounted for as available-for-sale securities at August 31, 2006 (unaudited) and May 31, 2006 are as follows:

	August 31, 2006 (unaudited)
Securities available for sale	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Equity mutual fund - Japan	$18,215	$4,013	$-	$22,228
Common stocks - Japan	1,565,895	-	(39,236)	1,526,659
Government securities - Japan	335	-	-	335
Total	$1,584,445	$4,013	$(39,236)	$1,549,222

	May 31, 2006
Securities available for sale	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Equity Mutual Fund - Japan	$18,989	$4,022	$-	$23,011
Common stocks - Japan	1,631,123	-	(7,174)	1,623,949
Government securities - Japan	349	-	-	349
Total	$1,650,461	$4,022	$(7,174)	$1,647,309

NOTE 4 - PROPERTY AND EQUIPMENT

At August 31, 2006 (unaudited) and May 31, 2006, property and equipment consisted of the following:

	August 31, 2006	May 31, 2006
	(unaudited)
Land	$3,772,575	$3,933,003
Buildings and improvements	4,322,027	4,478,645
Leasehold improvements	24,389,808	25,357,333
Pachinko machines and computer equipment	18,676,039	19,585,865
Construction in progress	122,163	-
	51,282,612	53,354,846
Less accumulated depreciation	(19,265,924)	(19,966,177)
	$32,016,688	$33,388,669

New Store Opening

On December 21, 2005, the Company opened a new store in Okazaki, Aichi, Japan. The Company purchased a portion of the land it will use for $600,787 in November 2005.  In addition, the Company entered into a rent agreement for a portion of the land and parking lots.  The deposit for the rent agreement was $230,950 and was paid in 2005.  Building costs totaled $2,313,217 including costs of asset retirement obligations to return the land in raw condition of $154,470 and capitalized interest of $34,439.  Equipment purchases, including equipment accounted for as capital leases, amounted to $1,600,000.  The lease is for a period of 96 months and requires monthly lease payments of approximately $21,000.

Impairment and Loss on Sale of Assets

During the three months ended August 31, 2006 and 2005 (unaudited), the Company retired pachinko and pachislot machines, and certain computer equipment prior to the end of their useful lives resulting in losses of $962,713 and $523,697, respectively. The impairment was due to under performance of the associated machines. The Company received minimal proceeds from the sale of some of these machines.

Depreciation

Depreciation expense charged to operations related to property and equipment during the three months ended August 31, 2006 and 2005 (unaudited) was $1,739,062, and $1,648,358, respectively.

NOTE 5 - PREPAIDS, DEPOSITS AND OTHER ASSETS, AND ACCRUED LIABILITIES

Prepaids and Other Current Assets

At August 31, 2006 (unaudited) and May 31, 2006, prepaids and other current assets consisted of the following:

	August 31, 2006	May 31, 2006
	(unaudited)
Deferred income tax	$140,775	$146,762
Prepaid interest	76,320	101,027
Other receivable	12,118	79,730
Prepaid insurance	41,875	79,096
Other	136,427	187,611
Total prepaids and other current assets	$407,515	$594,226

Deposits and Other Assets

At August 31, 2006 (unaudited) and May 31, 2006, deposits and other assets consisted of the following:

	August 31, 2006	May 31, 2006
	(unaudited)
Deposits	$1,115,676	$1,159,710
Investment, at cost	256,542	267,451
Long-term time deposits	41,047	248,730
Bond issue cost	212,430	239,887
Long-term prepaid expenses	174,783	174,900
Cash surrender value of life insurance	137,381	140,079
Unamortized interest swap cost	94,542	105,902
Other	100,893	109,844
Total deposits and other assets	$2,133,294	$2,446,503

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

Accrued Liabilities

At August 31, 2006 (unaudited) and May 31, 2006, accrued liabilities consisted of the following:

	August 31, 2006	May 31, 2006
	(unaudited)
Accrued liabilities - current:
Deferred revenue	$712,329	$680,393
Salaries and related benefits	413,484	522,561
Professional fees	275,676	326,453
Income taxes payable	395,868	215,812
Use taxes payable	176,796	181,750
Payroll taxes payable	122,034	99,492
Other	3,592	89,133
Total accrued liabilities - current	$2,099,779	$2,115,594

Accrued liabilities - non-current:
Deferred revenue	$141,282	$90,427
Swap contract obligations	47,102	42,994
Total accrued liabilities - Non-current	$188,384	$133,421

NOTE 6 - LONG-TERM DEBT

Long-Term Debt

Long-term debt at August 31, 2006 (unaudited) and May 31, 2006, consisted of the following:

	August 31, 2006	May 31, 2006
	(unaudited)
Loans payable to commercial bank, payable monthly in principal and interest installments ranging from $3,506 to $342,056, interest between 2.6%-2.75% per annum, due 2006 through 2015, secured by substantially all of the Company’s assets including the restricted cash and restricted time deposits.	$14,771,250	$16,885,798

Loans payable to commercial bank, payable monthly in principal and interest installments ranging from $23,944 to $42,757, interest at 2.275% per annum, due 2006 through 2009, secured by substantially all of the Company’s assets.	1,542,671	1,859,677

Two Loans payable to commercial bank, payable monthly and quarterly in principal and interest installments at $46,605 and $106,892, interest between approximately 1.75 % to 2.13% per annum, due 2006 through 2009, unsecured.	2,650,077	3,019,970

Loan payable to commercial bank, payable monthly in principal and interest installments of $30,528, interest at 2.5% per annum, due 2012 unsecured.	2,168,548	2,356,245

Loans payable to commercial bank, lump sums due from September 2006 to August 2007, interest at 2.5% to 2.7% per annum, secured by substantially all of the Company’s assets including the restricted cash and restricted time deposits.	4,888,575	3,566,016

Bond payable to commercial bank, payable semiannually in principal of $384,813, coupon interest at 0.88% per annum, guarantee fee at 1.075%, due 2006 through 2012, unsecured.	4,746,024	4,947,847

Bond payable to commercial bank, payable semiannually in principal of $192,406, coupon interest initially at 0.21% per annum, thereafter variable (Nikkei Quick DM131) + 0.1%, guarantee fee at 0.65%, due 2006 through 2012, unsecured.	2,373,012	2,674,512

Total long-term debt	33,140,157	35,310,065

Less current portion of long-term debt	(10,590,730)	(10,511,367)

Long-term debt, net of current portion	$22,549,427	$24,798,698

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

On December 28, 2005, the Company issued a bond payable in the amount of approximately $2,500,000 (¥300,000,000), which bears a coupon rate of 0.21% initially, thereafter variable (Nikkei Quick DM131) plus 0.1%, and guarantee fee at 0.65% per annum and matures on December 28, 2012. In addition, it was required to pay bond issue costs of $140,278. The effective interest rate is 5.66%. The bonds are unsecured.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Consulting Agreement

On March 2, 2006, the Company entered into an agreement with a consulting firm. The agreement is for advisory services in connection with certain activities pertaining to investor relations. The agreement expired on September 2, 2006. The monthly consulting fee was $4,000, plus reimbursement of reasonable expenses.

NOTE 8 - STOCKHOLDERS’ EQUITY

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

NOTE 9 - INCOME TAXES

The Company provides income taxes in Japan using an estimated effective rate of 42%, which are reflected in the accompanying statement of operations. Income tax expenses in the United States of America were not material. Management increased its valuation allowance during the three months ended August 31, 2006, for certain expenses paid in the United States that will not be deductible in Japan. At the present time, management cannot determine if there will be income in the United States to offset such expenses, which will be carried forward as net operating losses. The net operating losses expire in twenty years for United States federal tax purposes and five years for the State of California tax purposes.

NOTE 10 - GAMING OPERATIONS

The Company derives revenue from the operation of pachinko and pachislot games. The Company is subject to annual licensing requirements established by the Prefecture Public Safety Commission. The Company must renew this license yearly to operate. The Company pays sales taxes of 5% of net revenues. A summary of wagers, less winning patron payouts, for the three months ended August 31, 2006 and 2005 (unaudited) are as follows:

	2006	2005
	(unaudited)	(unaudited)
Total wagers	$61,834,880	$53,845,472
Less - winning patron pay outs	(53,485,772)	(47,490,213)
Gaming revenues	$8,349,108	$6,355,259

NOTE 11 - SUBSEQUENT EVENT

New Business Venture

During the first quarter of fiscal 2007, the Company launched a new business in the proximity of its headquarters. They opened a Japanese style stone-heated sauna place called “Ganban Yoku” salon. The Company entered into a construction agreement on August 10, 2006 and intends to invest approximately $280,000 for this new business venture. As of August 31, 2006, the Company incurred $122,163 for the salon (see Note 4 at construction in progress). The salon was opened on October 7, 2006.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Form 10-Q contains forward-looking statements based on our current expectations. In some cases, you can identify these statements by terminology such as “may”, “should”, “plans”, “believe”, “will”, “anticipate”, “estimate”, “expect”, or “intend”, including their opposites or similar phrases or expressions. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements. These forward-looking statements should not be regarded as a representation by the Company or any other person that the events or plans of the Company will be achieved. Actual results may differ materially from these forward looking statements.

To gain a better understanding of the risk factors that may tend to influence the accuracy of our forward looking statements, we recommend that you read the risk factors identified in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2006. Although we believe that the risks described in the 10-KSB represent all material risks currently applicable to us, additional risks and uncertainties not presently known to us or that are currently not believed to be important to us may also affect our actual future results and could harm our business, financial condition and results of operations.

Overview

Through our subsidiaries, we own and operate seven pachinko stores, which is our primary operating business. We opened our seventh store in December 2005, which is a large size store with 640 machines. We operate a total of 3,392 Pachinko and Pachislo machines. We plan to leverage our expertise and capitalize on new development opportunities, and we are expanding our operations in Japan.　Our revenue base has grown consistently in the past three years and, by streamlining our organization to create cost savings, as well as adopting new marketing strategies, we have been able to improve our net profitability. Our overall performance improvement can be attributed to the larger, more modern design of our newer Kaminokawa, Jimokuji, Oyama and Okazaki store locations, which opened one store per year during each of the past four years. We have experienced some decline in revenues in our three older stores located in the Aichi prefecture due to one of our competitors opening a new store in late 2005. Our Okazaki store and Jimokuji store enjoyed increased revenues despite facing competition with new stores opened by a competitor. Oyama suffered higher than expected losses in the last fiscal year due to competition with a store run by a larger pachinko chain. We have reversed this trend by controlling the expenses and Oyama is now contributing to the overall profitability. We are outperforming our original business plan in the first quarter. We recognized net income in the fourth quarter of fiscal 2006 of $594,735 and we continued to enjoy a net income during the first quarter of the 2007 fiscal year while we continue to investigate another store opening opportunity during the 2007 fiscal year. We generally experience our best performance during the first quarter of our fiscal year due to the seasonality of our business. Additionally, our performance is affected by the fluctuation of foreign exchange due to our substantial operation in Japan.

Results of Operations

Three Months Ended August 31, 2006 Compared to Three Months Ended August 31, 2005

Operating Revenues and Costs

A summary of the gaming revenues for the three-month periods ended August 31, 2006 and 2005 are as follows:

	2006		2005
	Amount	Percentage	Amount	Percentage
Patron wagers (pay-ins)	$61,834,880	100.0%	$53,845,472	100.0%
Patron payouts	(53,485,772)	(86.5)	(47,490,312)	(88.2)
Gaming revenues	$8,349,108	13.5%	$6,355,259	11.8%

Consistent with the gaming industry, we report our revenues as the net of wagers less payouts. During the three month period our gaming revenues increased by $1,993,849 from $6,355,259 in 2005 to $8,349,108 in 2006, an increase of 31.4%. During such time our total number of pachinko and pachislo machines increased by 640 to 3,392, an increase of 23.3%. Approximately $2,014,958 of this increase was related to the opening of our new store in December 2005. After excluding the effect of the new store, our same-store revenues (stores that have been opened for at lease one year) decreased by 0.3%, which was largely attributable to a change in exchange rate. The gaming revenues in operational local currency in fact increased by approximately 3%. In the same period other revenues, which consist of food, limited beverages and sundry items, decreased by $46,276 to $146,091 or 46.4%.

Our gross wagers increased by $7,989,408 or 14.8% from the three months ending August 31, 2005 to $61,834,880 in the three months ending August 31, 2006. Our new store which opened in December 2005 contributed $16,828,324 to such increase in wagers. Our wagers declined at five other stores in the first quarter of fiscal year 2007 versus the same period in fiscal year 2006, thus reflecting a lower than expected increase in wagers on a consolidated basis. Our payouts increased by $5,995,460 or 12.6% from the first three-month ending August 31, 2005 to $53,485,772 in the first three-month ending August 31, 2006. Our payouts as a percentage of wagers were slightly lower from 88.2% in 2005 to 86.5% in 2006 since five stores were operating at lower payout rates to entice more customers, while the rest of the stores were operating at higher payout rates for the three-month period ending August 31, 2006.

Cost of Revenues

Costs of revenues as a percentage of total revenues for the quarterly periods ended August 31, 2006 and 2005 are as follows:

	2006	2005
Depreciation	20.5%	25.6%
Salaries & Wages	13.6%	16.2%
Facilities & other	20.5%	24.1%
Impairment of property and equipment	11.3%	8.1%
Total cost of revenues	65.9%	74.0%

Cost of revenues for the three months ended August 31, 2006 increased by $827,470 or 17.3 % from $4,773,857 to $5,601,327 compared to the three months ended August 31, 2005. As a percentage of revenues, our costs in the first quarter of fiscal year 2007 decreased to 65.9% from 74.0% for the same quarter in fiscal year 2006. The large contributors to this decrease are primarily attributable to reductions in depreciation expense, store rent expense, payroll and employee benefits in relation to revenue generated by our new store opened in December 2005. Depreciation expense is accelerated in the year of acquisition for machines acquired. In addition, we provided impairments for machines which were removed from service prior to their useful life. Machine lives are generally two to three years, depending on technologies, playing habits and customer preference. We are experiencing high turnover of our machines because of player desires.

Marketing and Advertising Expense

Marketing and advertising expenses increased by $110,962 from $506,570 for the first quarter of fiscal year 2006 to $617,532 for the first quarter of fiscal year 2007. The increase is attributable to the new store that opened in December 2005, whereby we spent $125,439 for marketing and advertising expenses. As a percentage of revenues, we spent 7.8 % and 7.3%, in the first quarter of fiscal years 2006 and 2007, respectively. Although the advertising expense at the store that opened in December 2005 is a significant amount, such increase was absorbed through the increased revenue base created by the store.

General and Administrative Expenses

General and administrative expenses increased by $88,901 or 16.4% to $629,952 in the first quarter in fiscal 2007 from $541,051 for the same period in the prior year. General and administrative expenses for the quarter ended August 31, 2006 constituted 7.4 % of revenues in comparison to 8.4 % for the same period ended in 2005. The increase in general and administrative costs from the 2005 period can be attributed primarily to the additional store that opened in December 2005.

Other Income and Expenses

Interest expense increased by $28,372 to $291,676 in the quarter ended August 31, 2006, from $263,304 for the same period in 2005, an increase of 10.8%. Although interest expense in connection with Company’s borrowings and other financing arrangements increased, it did not incur any other significant charges. Gain on sales of marketable securities increased to offset the increase in interest expense.

Income Taxes

Income taxes expense increased by $383,703 to $705,976 for the quarter ended August 31, 2006, from $322,273 in for the same period in the prior year. We have incurred expenses in the United States of America and we have no income in the United States. Thus such expenses will result in net operating losses to be carried forward, for which a valuation allowance is deemed required for the related deferred tax assets.

Net income (loss)

We had net income for the quarter ending August 31, 2006 of $729,129 versus net income of $182,871 for the same period in 2005. This increase in net income can be attributed to the performance of our new store which opened in December 2005 along with the Company’s effort to cut operating expenses at the existing stores.

Liquidity and Sources of Capital

Cash Flows

During the quarters ended August 31, 2006 and 2005, we generated $3,593,832 and $1,693,986, respectively, of cash flows from operating activities. Our cash provided by operating activities in the first quarters of fiscal years 2007 and 2006, included non-cash depreciation and impairment losses of $2,728,996 and $2,183,120, respectively. Our increase in cash generated in fiscal year 2007 relates primarily to increases in impairment losses, depreciation and increases in vendor payment obligations.

During the quarters ended August 31, 2006 and 2005, we used cash of $2,452,651 and $2,993,128, respectively, on investing activities. During such periods, we spent approximately $2,723,249 and $2,921,867, respectively, for capital additions which generally consisted of purchases of pachinko/pachislo machines.

During the quarter ended August 31, 2006, we paid cash of $1,051, 558 from financing activities. During this period, we borrowed $1,896,888 from one bank, and we repaid debt totaling $2,648,508. We used funds for equipment purchases and to increase working capital. During the first quarter of fiscal year 2006, we repaid long-term debt of $2,096,803.

Liquidity

We have a  working capital deficit of $4,721,280 as of August 31, 2006 and our unrestricted cash balance was $7,583,356.

For the three months ended August 31, 2006 and 2005, we had net income of $729,129 and $182,871, respectively, notwithstanding non-cash impairments of store assets of $962,713 and $523,697, respectively.  As of August 31, 2006, the Company has a working capital deficit totaling $4,721,280.  We believe we will continue our growth and generate positive cash flows from operations to fund our daily operations and service our debt obligations.  There are no assurances that we will be successful in our plans.  No adjustments have been made to the carrying value of assets or liabilities as a result of the uncertainty about obtaining cash required to pay obligations as they come due.  Our independent registered public accounting firm included an explanatory paragraph in their report on our financial statements for the year ended May 31, 2006, expressing substantial doubt about our ability to continue as a going concern because of these matters as required by auditing standards generally accepted in the United States of America.

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

Going Concern Consideration

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As of August 31, 2006, the Company has a working capital deficit totaling $4,721,280. Management plans to renegotiate the term of its debt. Management believes the Company will continue its growth and generate positive cash flows from operations to fund its daily operations and service its remaining debt obligations. There are no assurances that management will be successful in its plans. No adjustments have been made to the carrying value of assets or liabilities as a result of the uncertainty.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. Market risk is attributed to all market risk sensitive financial instruments, including long-term debt.

We do not engage in trading activities and do not participate in foreign currency transactions. Accordingly, our exposure to market risk is through our bank debt which bears interest at variable rates. Based upon the balance of the bank debt outstanding at August 31, 2006, and the existence of our interest rate swap agreements, we do not believe that a hypothetical increase or decrease in our borrowing rates would have a material impact on our financial condition.

ITEM 4.	CONTROLS AND PROCEDURES

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

In connection with its review of the our consolidated financial statements for the year ended May 31, 2005, McKennon, Wilson & Morgan LLP, the Company’s independent accountants, advised management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness, including, inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting matters; failure to perform timely reviews, substantiation and evaluation of certain general ledger account balances; lack of procedures or expertise needed to prepare all required disclosures; and evidence that employees lack the qualifications and training to fulfill their assigned functions.  McKennon, Wilson & Morgan LLP indicated that they considered these deficiencies to be a material weakness as that term is defined under standards established by the American Institute of Certified Public Accountants. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal control from reducing to an appropriately low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis. We considered these matters in connection with the quarter-end closing of accounts and preparation of financial statements as and for the quarter ended August 31, 2006 and determined that no prior period financial statements were materially affected by such matters.

In response to the observations made by McKennon, Wilson & Morgan LLP, we have taken and continue to take the steps to remedy the existing material weakness items. They are as follows:

a)	Inadequate staffing and supervision leading to an ineffective control environment which have caused or causes the untimely identification and resolution of certain accounting matters.

We have observed the current staffing needs to improve the quality of effective control environment and hired additional staff level employees so that the overall volume of work assigned is completed in a timely manner with improved accuracy and adequate substantiation. The managerial level accounting staff is now able to have adequate time to train the staff level employees, as well as to review the work completed by them. We intend to retain a part-time financial expert to review our filings for compliance with accounting principles generally accepted in the United States (“US GAAP”) by the next fiscal year.

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

We have created an internal audit department in our organization and hired one staff to monitor and help develop an improved control environment. We prepared documentation in a limited scope for the accounting area. We are currently planning the procedures for our investigation of the operation of controls at the store level. We expect the investigation to take several months to complete.

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

Management is working on a written policy on impairment in connection with the property and equipment in accordance with SFAS 144. Draft policy and procedure is expected before the end of the current fiscal period. We plan to implement the formal policy and procedure during the fiscal year starting June 1, 2006.

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

As of August 31, 2006, such policy and procedure had not yet been fully implemented. We expect such implementation to occur during the fiscal year ended May 31, 2007.

h)
The Company does not have a policy in place for wire transfer confirmation after the wire has been initiated with the banks. An officer should approve through call back or approval of detail of wire drafts after the initiation of wire transfers

Management adopted the policy of the wire transfer confirmation and its written procedure will be completed before the end of the fiscal year.

We will proceed more expeditiously with our existing plan to enhance our internal controls and procedures, which we believe addresses each of the matters raised by, McKennon, Wilson & Morgan LLP.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings.

ITEM 1A.	RISK FACTORS.

We have a working capital deficit and successive years of losses which raises substantial doubts about our ability to continue as a going concern.

As of August 31, 2006, the Company has a working capital deficit totaling $4,721,280, which raises substantial doubt about the Company’s ability to continue as a going concern in the event it cannot meet its obligations as they become due. Management believes the Company will continue its growth and generate positive cash flows from operations to fund its daily operations and service its obligations as they become due. However, management plans to renegotiate the terms of the debt with banks in the event payments are unable to be made. Management is currently considering equity or debt capital in the United States. There are no assurances that management will be successful in its plans. No adjustments have been made to the carrying value of assets or liabilities as a result of the uncertainty.

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

PACHINKO WORLD, INC.

Dated: October 23, 2006	By:	/s/ Shinichi Hirabayashi
Shinichi Hirabayashi President & Chief Executive Officer

By:	/s/ Yoneji Hirabayashi
Yoneji Hirabayashi Chief Financial Officer
(signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)